Form 10-Q
period 1995-05-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1995-07-13
CIK 852004

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q
                                   ---------

                   Quarterly Report Under Section 13 or 15(d)
                   ------------------------------------------
                     of the Securities Exchange Act of 1934
                     --------------------------------------


    For the Quarterly Period Ended May 31, 1995 Commission File No. O-13965
                                   ------------                     -------

                    GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                              04-3051642
       --------------------------        ------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification No.)

   320 Needham Street, Newton Upper Falls, Massachusetts      02164
   --------------------------------------------------------------------------
       (Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code (617) 969-0700
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     Yes    X                        No
                         -------                        -------


Number of Shares of Common Stock
outstanding at June 30, 1995               3,838,842
                                     ----------------------

                                          INDEX

                         GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.

                                                                                       Page
                                                                                       ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets -
         May 31, 1995 and February 28, 1995                                              3

         Consolidated Statements of Operations -
         Three Months Ended May 31, 1995 and 1994                                        4

         Consolidated Statements of Cash Flows -
         Three Months Ended May 31, 1995 and 1994                                        5

         Notes to Consolidated Financial Statements -
         May 31, 1995                                                                  6-7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             8


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                               9

Item 4   Submission of Matters to a Vote of
         Security Holders                                                             9-10

Item 6   Exhibits and Reports on Form 8-K                                               10

SIGNATURES                                                                              11

PART I     FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

                           GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                                        CONSOLIDATED BALANCE SHEETS

                                                                    May 31, 1995          February 28, 1995
                                                                    ------------          -----------------
                                                                     (UNAUDITED)

                                                   ASSETS
 Current assets:
   Cash and cash equivalents                                        $  2,927,000            $  3,021,000
   Restricted cash                                                     1,900,000               1,900,000
   Available-for-sale securities                                       1,783,000               2,033,000
   Accounts receivable, net                                           16,373,000              15,572,000
   Due from affiliate                                                    687,000                 687,000
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                             5,099,000               5,123,000
   Prepaid expenses and other current assets                           1,241,000               1,191,000
   Refundable income taxes                                                77,000                 493,000
   Deferred income taxes                                                 800,000                 800,000
                                                                    ------------            ------------
          Total current assets                                        30,887,000              30,820,000
 Property and equipment, net                                           5,783,000               5,938,000
 Other assets, net                                                     2,236,000               2,121,000
 Due from affiliate                                                      232,000                 232,000
                                                                    ------------            ------------
          Total assets                                              $ 39,138,000            $ 39,111,000
                                                                    ============            ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Notes payable                                                    $  3,914,000            $  1,869,000
   Current portion of long-term debt                                     835,000                 835,000
   Accounts payable and accrued expenses                               5,301,000               6,086,000
   Accrued payroll and employee benefits                               4,197,000               5,448,000
                                                                    ------------            ------------
          Total current liabilities                                   14,247,000              14,238,000
                                                                    ------------            ------------
 Long-term debt                                                        2,523,000               2,730,000
 Deferred income taxes                                                   458,000                 458,000
 Stockholders' equity:
   Preferred stock - $.01 par value:
     Authorized shares 1,000,000
     Issued and outstanding - none                                            --                      --
   Common stock - $.01 par value
     Authorized shares 14,000,000
     Issued and outstanding 3,838,842 at
      May 31, 1995 and 3,824,544 at
       February 28, 1995                                                  38,000                  38,000
   Capital in excess of par value                                     13,902,000              13,866,000
   Unrealized losses on available-for-sale securities                    (15,000)                (14,000)
   Retained earnings                                                   7,985,000               7,795,000
                                                                    ------------            ------------
     Total stockholders' equity                                       21,910,000              21,685,000
                                                                    ------------            ------------
       Total liabilities and stockholders' equity                   $ 39,138,000            $ 39,111,000
                                                                    ============            ============


 The accompanying notes are an integral part of the consolidated financial statements.


                  GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended May 31,
                                                                         --------------------------
                                                                   1995                           1994
                                                                (Unaudited)                    (Unaudited)

 Revenues                                                    $       16,275,000                  $ 13,589,000
 Reimbursable expenses                                                6,198,000                     3,428,000
                                                             ------------------             -----------------
          Net revenues                                               10,077,000                    10,161,000

 Costs and expenses:
          Salaries and related costs                                  7,570,000                     7,354,000
          General and administrative
            expenses                                                  2,140,000                     2,150,000
                                                             ------------------             -----------------
          Income from continuing operations                             367,000                       657,000
                                                             ------------------             -----------------

 Interest and other income (expense), net:
          Interest income                                                32,000                        33,000
          Other income (expense)                                          3,000                        17,000
          Interest expense                                             (86,000)                      (55,000)
                                                             ------------------             ----------------
                                                                       (51,000)                       (5,000)
                                                             ------------------             ----------------
 Income from continuing operations before
   provision for income taxes                                           316,000                       652,000
          Provision for income taxes                                    126,000                       270,000
                                                             ------------------             -----------------
 Net income from continuing operations                                  190,000                       382,000

 Discontinued operations (Note 4):
          Loss from discontinued operations,
            net of income tax benefit                                        --                     (110,000)
                                                             ------------------             -----------------
          Net income                                         $          190,000             $         272,000
                                                             ==================             =================
 Net income per share from continuing
   operations                                                $              .05             $             .10
                                                             ==================             =================
 Net loss per share from discontinued
   operations                                                $               --             $            (.03)
                                                             ==================             =================
 Net income per share                                        $              .05             $             .07
                                                             ==================             =================
 Weighted average common and common
   equivalent shares outstanding                                      3,839,000                     3,797,000
                                                             ==================             =================

 The accompanying notes are an integral part of the consolidated financial statements.


                       GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended May 31,
                                                                         --------------------------
                                                                       1995                 1994
                                                                       (Unaudited)          (Unaudited)
 Cash flows from operating activities:
   Net income from continuing operations                               $   190,000         $   382,000
   Adjustments to reconcile net income to net cash used
    by operating activities:
     Discontinued operations                                                    --            (110,000)
     Depreciation and amortization                                         312,000             339,000
     Gain on disposal of equipment                                          (3,000)            (17,000)
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, net                    (801,000)            564,000
       Decrease (increase) in costs and estimated earnings
         in excess of billings on uncompleted contracts                     24,000          (1,007,000)
       (Increase) decrease in prepaid expenses                             (50,000)            174,000
       Decrease in refundable income taxes                                 416,000                  --
       Decrease in accounts payable and accrued expenses                  (785,000)           (911,000)
       Decrease in accrued payroll and employee benefits                (1,251,000)         (1,051,000)
       Decrease in income taxes payable                                         --            (305,000)
                                                                       -----------          -----------

       Net cash used by operating activities                            (1,948,000)         (1,942,000)
                                                                       -----------         -----------

 Cash flows from investing activities:
   Decrease in available-for-sale securities                               249,000             281,000
   Proceeds from disposal of equipment                                       3,000              19,000
   Acquisition of property and equipment                                  (143,000)           (236,000)
   (Increase) decrease in other assets                                    (129,000)            209,000
                                                                       -----------         -----------
       Net cash (used) provided by investing activities                    (20,000)            273,000
                                                                       -----------         -----------
 Cash flows from financing activities:
   Net borrowings under notes payable                                    2,045,000           1,576,000
   Repayment of long-term debt                                            (207,000)           (226,000)
   Issuance of common stock                                                 36,000              47,000
                                                                       -----------         -----------
      Net cash provided by financing activities                          1,874,000           1,397,000
                                                                       -----------         -----------
 Net decrease in cash and cash equivalents                                 (94,000)           (272,000)
 Cash and cash equivalents at beginning of year                          3,021,000           1,948,000
                                                                       -----------         -----------
 Cash and cash equivalents at end of period                            $ 2,927,000         $ 1,676,000
                                                                       ===========         ===========

 The accompanying notes are an integral part of the consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1995


NOTE 1 -
- --------

  BASIS OF PRESENTATION
  ---------------------

         The accompanying consolidated financial statements have been prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1995, as filed with the Securities and Exchange Commission on June 12, 1995. Operating results for the three month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 29, 1996.

NOTE 2 -
- --------

LONG-TERM CONTRACTS
- -------------------

         The Company has entered into several long-term private and government-funded contracts. These contracts are subject to certain risks regarding ultimate contract values. Management believes that final negotiation of such contract values, individually and in the aggregate, will not have a material impact on the financial condition of the Company.

NOTE 3 -
- --------

AVAILABLE-FOR-SALE SECURITIES
- -----------------------------

         On March 1, 1994, the Company adopted SFAS 115. The effect on the Company's financial statements of adoption of SFAS No. 115 was immaterial. Net unrealized losses on available-for-sale securities at May 31, 1995 were approximately $15,000. The maturities of available-for-sale securities held at May 31, 1995 are $393,000 within one year and $1,390,000 from one to five years. Certain of these available-for-sale securities have maturities in excess of one year and are classified as current assets consistent with their use. Gross realized gains and losses were immaterial to the Company's operating results.

NOTE 4 -
- --------

DISCONTINUED OPERATIONS
- -----------------------

         As reported in the Company's Form 10-K for the fiscal year ended February 28, 1995, the Company abandoned its specialty construction business on May 18, 1995 and reported the results of that business as discontinued operations for the year ended February 28, 1995. The Company's prior years' operating results, including the results for the three-month period ended May 31, 1994 reported in this Form 10-Q, have been restated to reflect continuing operations.

NOTE 5 -
- --------

CONTINGENCIES
- -------------

         In May 1995, the Company's subsidiary GZA GeoEnvironmental settled a lawsuit pending against it by a group of corporations who had contracted with GZA for professional services. The Company had estimated its likely range of exposure, if the plaintiffs ultimately prevailed, at $600,000 to $1,690,000 and had accrued $1,000,000 in its financial statements for this lawsuit. The Company's net payment in settlement, after taking into account contributions and credits from its insurer and subcontractor, will be approximately $925,000. As a result of the settlement, funds in the amount of $1,690,000 currently held in a restricted bank account pursuant to a trustee process action will be released. The Company concurrently settled a related lawsuit with its insurer regarding the insurer's obligation to defend and indemnify the Company.
                 In May 1995, GZA GeoEnvironmental also settled a pending lawsuit that had been brought against it by Dr. Anil Kumar, for whom it had performed professional services. In April 1994, GZA was awarded a jury verdict in its favor, including $11,800 on its counterclaim, and the Court subsequently awarded GZA an additional $275,862 in defense costs, all of which decisions were appealed by Dr. Kumar. The recent settlement required Dr. Kumar to pay GZA $175,000, which amount, less legal fees due thereon, was received by GZA on June 21, 1995.
                 In addition, the Company is a party to several other legal actions arising in the normal course of business. Management believes that the outcomes of the legal actions to which it is a party will not, in the aggregate, have a material adverse effect on the financial condition of the Company.
                 The Company's services involve risks of significant liability for environmental and property damage, personal injury, economic loss, and costs assessed by regulatory agencies. Claims may potentially be asserted against the Company under federal and state statutes, common law, contractual indemnification agreements or otherwise.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

         Three Month Comparison for Fiscal Years 1996 and 1995
         -----------------------------------------------------

         NET REVENUES. The Company's net revenues for the three months ended May 31, 1995 decreased by approximately $84,000 (0.8%) compared to the corresponding period in the prior fiscal year. The decrease is attributable primarily to decreases in the volume of the Company's engineering consulting business which were offset, in part, by increases in the volume of the Company's remediation services.

         SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended May 31, 1995 increased by approximately $216,000 (2.9%) compared to the corresponding period in the prior fiscal year. The increase reflects primarily increases in compensation rates, health insurance costs and profit sharing expenses, which were offset, in part, by a reduction in incentive compensation expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 1995 decreased by approximately $10,000 (0.5%) compared to the corresponding period in the prior fiscal year. The decrease primarily reflects the receipt of the funds related to the settlement, in the Company's favor, of the lawsuit discussed in Note 5, which was offset, in part, by lower recoveries of expenses on jobs performed during the three months ended May 31, 1995.

Liquidity and Capital Resources
- -------------------------------

         For the three month period ended May 31, 1995, $1,948,000 of net cash was used by operations, whereas for the three month period ended May 31, 1994, $1,942,000 of net cash was used by operations. The Company made capital expenditures of approximately $143,000 and $236,000 for the first three months of fiscal 1996 and 1995, respectively.

         The Company's working capital increased from $16,582,000 at February 28, 1995 to $16,640,000 at May 31, 1995.

         At May 31, 1995, the Company had on hand cash and cash equivalents of $2,927,000, of which approximately $447,000 were invested primarily in federally tax-exempt bonds. Short-term investments, also invested in federally tax-exempt bonds, were $1,783,000 at May 31, 1995. The Company believes that its cash and cash equivalents on hand and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
- ---------------------------

         In May 1995 the Company's subsidiary GZA GeoEnvironmental settled a lawsuit pending against it by a group of corporations that had contracted with GZA for professional services. The Company had estimated its likely range of exposure, if the plaintiffs ultimately prevailed, at $600,000 to $1,690,000. The Company's net payment in settlement, after taking into account contributions and credits from its insurer and subcontractor, will be approximately $925,000. As a result of the settlement, funds in the amount of $1,690,000 currently held in a restricted bank account pursuant to a trustee process action will be released. The Company concurrently settled a related lawsuit with its insurer regarding the insurer's obligation to defend and indemnify the Company.

         In May 1995 GZA GeoEnvironmental also settled a pending lawsuit that had been brought against it by Dr. Anil Kumar, for whom it had performed professional services. In April 1994 GZA was awarded a jury verdict in its favor, including $11,800 on its counterclaim, and the Court subsequently awarded GZA an additional $275,862 in defense costs, all of which decisions were appealed by Dr. Kumar. The recent settlement required Dr. Kumar to pay GZA $175,000, which amount, less legal fees due thereon, was received by GZA on June 21, 1995.

         The Company is party to several other legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Company held a special meeting in lieu of annual meeting of stockholders (the "Annual Meeting") on July 11, 1995. At the Annual Meeting, Donald T. Goldberg, Thomas W. Philbin and Irvine G. Reinig II were elected to three-year terms as Class I directors of the Company. Following the Annual Meeting, M. Joseph Celi, Lawrence Feldman, Lewis Mandell and Leonard M. Seale continued in office as Class II directors and Timothy W. Devitt, Paul F. Gorman and Michael
A. Powers continued in office as Class III directors of the Company.

The Company's Class I, Class II and Class III directors will serve until the annual meetings of stockholders of the Company in 1998, 1997, and 1996, respectively, and thereafter until successors are elected and have qualified.

The number of votes cast in favor of and withheld from each nominee for election as a director at the Annual Meeting were as follows:

Nominee            Votes For              Votes Withheld
- -------            ---------              --------------

D. T. Goldberg     2,347,739                  533,247
I. G. Reinig       2,751,214                  129,772
T. W. Philbin      2,830,472                   50,508

At the Annual Meeting, the stockholders of the Company also approved the Company's 1995 Stock Incentive Plan, approved the amendment of the Company's 1992 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 100,000, and ratified the appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending February 29, 1996. The number of votes cast for and against and abstaining from voting on each such proposal were as follows:

Proposal                  Votes For         Votes Against       Abstaining
- --------                  ---------         -------------       ----------

Approval of 1995 Stock
  Incentive Plan          1,480,063            716,862            23,154


Amendment of 1992
  Employee Stock
  Purchase Plan           1,670,926            524,311            24,842

Ratification of
  Independent Public
  Accountants             2,754,589             52,068            77,029


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

       (a)     Exhibits

               None

       (b)     Reports on Form 8-K

               The Company did not file any report on Form 8-K during the three month period ended May 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                                      ---------------------------------------



Date:  July 13, 1995                  /s/ JOSEPH P. HEHIR
                                      ----------------------------------------
                                      JOSEPH P. HEHIR, Chief Financial Officer
                                      and Treasurer (Chief Accounting Officer)