Form 10-Q/A
period 1995-05-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1995-07-14
CIK 852004

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------
                                 FORM 10-Q/A
                                   ---------

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



                                      GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                                      ---------------------------------------



Date:  July 14, 1995                  /s/ JOSEPH P. HEHIR
                                      ----------------------------------------
                                      JOSEPH P. HEHIR, Chief Financial Officer
                                      and Treasurer (Chief Accounting Officer)