Form 10-Q
period 1995-08-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1995-10-13
CIK 852004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Quarterly Period Ended August 31, 1995 Commission File No. O-13965

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                         04-3051642
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02164
           (Address of Principal Executive Offices)                  (Zip Code)

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

                                  Yes  X            No
                                      ---              ---
Number of Shares of Common Stock
outstanding at September 30, 1995       3,864,763
                                 ----------------------

                                      INDEX

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.

                                                                                      Page
                                                                                      ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

                 Consolidated Balance Sheets -
                 August 31, 1995 (unaudited) and February 28, 1995                      3

                 Consolidated Statements of Operations (unaudited) -
                 Three and Six Months Ended August 31, 1995 and 1994                    4

                 Consolidated Statements of Cash Flows (unaudited) -
                 Six Months Ended August 31, 1995 and 1994                              5

                 Notes to Consolidated Financial Statements -
                 August 31, 1995                                                        6

Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                    7

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                               9

SIGNATURES

PART I   FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS

                                                                 August 31, 1995         February 28, 1995
                                                                 ---------------         -----------------
                                                                   (UNAUDITED)

                                                    ASSETS
 Current assets:
   Cash and cash equivalents                                        $  2,456,000              $  3,021,000
   Restricted cash                                                            --                 1,900,000
   Available-for-sale securities                                       3,226,000                 2,033,000
   Accounts receivable, net                                           17,459,000                15,572,000
   Due from affiliate                                                    769,000                   687,000
   Costs and estimated earnings in excess of billings on
        uncompleted contracts                                          3,815,000                 5,123,000
   Prepaid expenses and other current assets                           1,323,000                 1,191,000
   Refundable income taxes                                               379,000                   493,000
   Deferred income taxes                                                 800,000                   800,000
                                                                   -------------             -------------
          Total current assets                                        30,227,000                30,820,000
   Property and equipment, net                                         5,740,000                 5,938,000
   Other assets, net                                                   2,035,000                 2,121,000
   Due from affiliate                                                         --                   232,000
                                                                   -------------             -------------
          Total assets                                             $  38,002,000             $  39,111,000
                                                                   =============             =============



                                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Notes payable                                                    $  4,186,000              $  1,869,000
   Current portion of long-term debt                                     799,000                   835,000
   Accounts payable, trade                                             5,254,000                 6,086,000
   Accrued payroll and expenses                                        3,235,000                 5,448,000
                                                                   -------------             -------------
          Total current liabilities                                   13,474,000                14,238,000
                                                                   -------------             -------------
 Long-term debt                                                        2,260,000                 2,730,000
 Deferred income taxes                                                   458,000                   458,000

 Stockholders' equity:
   Preferred stock - $.01 par value:
     Authorized shares 1,000,000
     Issued and outstanding - none                                                                      --
   Common stock - $.01 par value
     Authorized shares 14,000,000
     Issued and outstanding 3,850,413 at
      August 31, 1995 and 3,824,544 at
       February 28, 1995                                                  39,000                    38,000
   Capital in excess of par value                                     13,900,000                13,866,000
   Unrealized losses on available-for-sale securities                    (21,000)                  (14,000)
   Retained earnings                                                   7,892,000                 7,795,000
                                                                   -------------             -------------
     Total stockholders' equity                                       21,810,000                21,685,000
                                                                   -------------             -------------
       Total liabilities and stockholders' equity                  $  38,002,000             $  39,111,000
                                                                   =============             =============



 The accompanying notes are an integral part of the consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended August 31,    Six Months Ended August 31,
                                                        -----------------------------    ---------------------------
                                                               1995            1994            1995            1994
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenues                                               $ 17,327,000    $ 15,530,000    $ 33,602,000    $ 29,119,000
Reimbursable expenses                                     7,150,000       4,881,000      13,348,000       8,309,000
                                                       ------------    ------------    ------------    ------------
Net revenues                                             10,177,000      10,649,000      20,254,000      20,810,000
Costs and expenses:
Salaries and related costs                                7,526,000       7,488,000      15,096,000      14,842,000
General and administrative
  expenses                                                2,552,000       2,457,000       4,692,000       4,607,000
                                                       ------------    ------------    ------------    ------------
Income from continuing operations                            99,000         704,000         466,000       1,361,000
                                                       ------------    ------------    ------------    ------------
Interest and other income (expense), net:
Interest income                                              48,000          36,000          80,000          69,000
Other income (expense), net                                  14,000          12,000          17,000          29,000
Interest expense                                           (107,000)        (71,000)       (193,000)       (126,000)
                                                       ------------    ------------    ------------    ------------
                                                            (45,000)        (23,000)        (96,000)        (28,000)
                                                       ------------    ------------    ------------    ------------
Income from continuing operations before provision
for income taxes                                             54,000         681,000         370,000       1,333,000
Provision (benefit) for income taxes                        (18,000)        379,000         108,000         649,000
                                                       ------------    ------------    ------------    ------------
Net income from continuing operations                        72,000         302,000         262,000         684,000

Discontinued operations (Note 2)
Loss from discontinued operations, net of income tax
benefit                                                    (165,000)        (80,000)       (165,000)       (190,000)
                                                       ------------    ------------    ------------    ------------
Net income                                             $    (93,000)   $    222,000    $     97,000    $    494,000
                                                       ------------    ------------    ------------    ------------
Net income per share from
continuing operations                                           .02             .08             .07    $        .18
                                                       ------------    ------------    ------------    ------------
Net loss per share from
discontinued operations                                        (.04)           (.02)           (.04)   $       (.05)
                                                       ------------    ------------    ------------    ------------
Net income per share                                   $       (.02)   $        .06    $        .03    $        .13
                                                       ============    ============    ============    ============
Weighted average common and common
equivalent shares outstanding                             3,850,000       3,810,000       3,848,000       3,810,000
                                                       ============    ============    ============    ============


 The accompanying notes are an integral part of the consolidated financial statements.

        GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended August 31,
                                                                   ---------------------------
                                                                      1995             1994
                                                                   (Unaudited)      (Unaudited)


 Cash flows from operating activities:
  Net income                                                      $   262,000        $   684,000
  Adjustments to reconcile net income to net cash (used)
  by operating activities:
  Discontinued operations                                            (165,000)          (190,000)
  Depreciation and amortization                                       682,000            648,000
  Gain on disposal of equipment                                       (16,000)           (28,000)
     Changes in assets and liabilities:
  Increase in accounts receivable, net                             (1,887,000)          (346,000)
  Decrease (increase) in costs and estimated earnings in
excess of billings on uncompleted contracts                         1,308,000           (424,000)
  Increase in prepaid expenses and other current
assets                                                               (132,000)          (434,000)
  Decrease in refundable income taxes                                 114,000               --
  Decrease in accounts payable, trade                                (832,000)          (288,000)
  Decrease in accrued payroll and expenses                         (2,178,000)          (685,000)
  Decrease in income taxes payable                                       --             (277,000)
                                                                  -----------        -----------
  Net cash used by operating activities                            (2,844,000)        (1,340,000)
                                                                  -----------        -----------
Cash flows from investing activities:
  (Increase) decrease in available-for-sale securities, net        (1,193,000)         2,934,000
  Decrease (increase) in restricted cash                            1,900,000         (1,900,000)
  Decrease in due from affiliate                                      150,000               --
  Proceeds from disposal of equipment                                  21,000             30,000
  Acquisition of property and equipment                              (410,000)          (534,000)
  Decrease in other assets                                               --              106,000
                                                                  -----------        -----------
      Net cash provided by investing activities                       468,000            636,000
                                                                  -----------        -----------
Cash flows from financing activities:
  Net borrowings under notes payable                                2,317,000          1,821,000
  Repayments of long-term debt                                       (506,000)          (649,000)
  Issuance of common stock                                               --               47,000
                                                                  -----------        -----------
  Net cash provided by financing activities                         1,811,000          1,219,000
                                                                  -----------        -----------
  Net (decrease) increase in cash and cash equivalents               (565,000)           515,000
                                                                  -----------        -----------
  Cash and cash equivalents at beginning of period                  3,021,000          1,948,000
                                                                  -----------        -----------
  Cash and cash equivalents at end of period                      $ 2,456,000        $ 2,463,000
                                                                  ===========        ===========

 The accompanying notes are an integral part of the consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1995


NOTE 1 -



  BASIS OF  PRESENTATION

         The accompanying consolidated financial statements have been prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1995, as filed with the Securities and Exchange Commission on June 12, 1995. Operating results for the three month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 29, 1996.

NOTE 2 -

DISCONTINUED OPERATIONS

         As reported in the Company's Form 10-K for the fiscal year ended February 28, 1995, in May 1995 the Company abandoned the specialty construction business conducted by its 50%-owned joint venture, Fonditek International, Inc. ("Fonditek") and reported the results of that business as discontinued operations for the year ended February 28, 1995.

         The Company's prior years' operating results, including the results for the three-month and six-month periods ended August 31, 1994 reported in this Form 10-Q, have been restated to reflect continuing operations.

         On September 28, 1995, the Company and certain of its subsidiaries entered into an agreement with Fonditek and P&P Service, Inc., the other 50% stockholder of Fonditek (the "Settlement Agreement"). In the Settlement Agreement, the parties agreed upon terms for the liquidation of the assets and satisfaction or assumption of the liabilities of Fonditek and for the settlement of certain related disputes. To reflect the net effect of the Settlement Agreement on the Company's investment in Fonditek and related rights and obligations, the Company recorded an additional loss from discontinued operations, net of tax benefit, for the three month period ended August 31, 1995, in the amount of $165,000.

NOTE 3 -

CONTINGENCIES

                  The Company's services involve risks of significant liability for environmental and property damage, personal injury, economic loss, and costs assessed by regulatory agencies. Claims may potentially be asserted against the Company under federal and state statutes, common law, contractual indemnification agreements or otherwise. The Company is, from time to time, party to legal actions arising in the normal course of business. Management believes that the outcomes of the legal actions to which it is currently a party will not, in the aggregate, have a material adverse effect on the financial condition of the Company.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Three Month Comparison for Fiscal Years 1996 and 1995

         NET REVENUES. The Company's net revenues for the three months ended August 31, 1995 decreased by approximately $472,000 (4.4%) compared to the corresponding period in the prior fiscal year. The decrease is attributable primarily to a decrease in the volume of the Company's engineering consulting business which was offset, in part, by increases in the volume of the Company's remediation services.

         SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended August 31, 1995 increased by approximately $38,000 (0.5%) compared to the corresponding period in the prior fiscal year. A decrease in compensation costs due to reduced staffing and a reduction in incentive compensation expense were more than offset by severance costs and by increases in health insurance costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 1995 increased by approximately $95,000 (3.9%) compared to the corresponding period in the prior fiscal year. The increase primarily reflects expense related to increased consulting services incurred for long-range marketing, strategic planning, and business practice projects and the fact that a lower percentage of the Company's capital equipment useage costs was chargeable to jobs performed during the three months ended August 31, 1995. These factors were offset, in part, by a reduction in legal and claims expenses.

         Six Month Comparison for Fiscal Years 1996 and 1995

         NET REVENUES. The Company's net revenues for the six months ended August 31, 1995 decreased by approximately $556,000 (2.7%) compared to the corresponding period in the prior fiscal year. The decrease is attributable primarily to a decrease in the volume of the Company's engineering consulting business which was offset, in part, by increases in the volume of the Company's remediation services.

         SALARIES AND RELATED COSTS. Salaries and related costs for the six months ended August 31, 1995 increased by approximately $254,000 (1.7%) compared to the corresponding period in the prior fiscal year. A decrease in compensation costs due to reduced staffing and a reduction in incentive compensation expense were more than offset by severance costs and increases in health insurance and profit sharing expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended August 31, 1995 increased by approximately $85,000 (1.8%) compared to the corresponding period in the prior fiscal year. The increase primarily reflects expense related to increased consulting services incurred for long-range marketing, strategic planning, and business practice projects and the fact that a lower percentage of the Company's capital equipment useage costs was chargeable to jobs performed during the six months ended August 31, 1995. These factors were offset, in part, by the receipt of proceeds from the settlement in the Company's favor of a lawsuit, and by a reduction of legal expenses relating to that and other matters.

Liquidity and Capital Resources

         For the six month period ended August 31, 1995, $2,844,000 of net cash was used by operations. The Company made capital expenditures of approximately $410,000 for the first six months of fiscal 1996.

         The Company's working capital increased from $16,582,000 at February 28, 1995 to $16,753,000 at August 31, 1995.

         At August 31, 1995, the Company had cash on hand and cash equivalents of $2,456,000, of which approximately $475,000 was invested in federally tax-exempt bonds and short-term investments of $3,226,000 of which $1,095,000 was invested in U.S. Treasury Notes and $2,131,000 in federally tax-exempt bonds. The Company believes that its cash and cash equivalents on hand and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

         In May 1995, the Company made a decision to discontinue its specialty construction business and to liquidate its investment in Fonditek International, Inc., ("Fonditek"), a 50% joint venture company. In connection with this decision, the Company recorded a loss from discontinued operations, net of tax benefit, for the year ended February 28, 1995, in the amount of $2,216,000.

         On September 28, 1995, the Company entered into an agreement (the "Settlement Agreement") providing for the liquidation of the assets and satisfaction or assumption of the liabilities of Fonditek and for the settlement of certain related disputes. See Note 2 of Notes to Consolidated Financial Statements. To reflect the net effect of the Settlement Agreement on the Company's investment in Fonditek and related rights and obligations (including the adjustment of certain amounts receivables from, and payable to, Fonditek and related parties), the Company recorded a loss from discontinued operations, net of tax benefit, for the three month period ended August 31, 1995, in the amount of $165,000.

PART II.         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         None

(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the three month period ended August 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.

Date:  October 13, 1995
                                        ________________________________________
                                        JOSEPH P. HEHIR, Chief Financial Officer and Treasurer (Chief Accounting Officer)