Form 10-Q/A
period 1995-08-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1995-12-11
CIK 852004

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                           WASHINGTON, D.C.  20549
                           -----------------------

                                 FORM 10-Q/A
                                 -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  -----------------------------------------

                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   ----------------------------------------


                                AMENDMENT - 1
                               ---------------

  For the Quarterly Period Ended AUGUST 31, 1995 Commission File No. 0-13965
                                 ---------------                     -------

                   GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                   ---------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                              04-3051642
               --------                              -----------
        (State of Incorporation)          (I.R.S. Employer Identification No.)

        320 NEEDHAM STREET, NEWTON UPPER FALLS, MASSACHUSETTS   02164
        -------------------------------------------------------------
      (Address of Principal Executive Offices)               (Zip Code)

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


                     Yes    X                         No
                         --------                        -------

Number of Shares of Common Stock
outstanding at September 30, 1995      3,864,763
                                  -------------------

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the three month period ended August 31, 1995







                                      9
                                      -

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duty authorized.



                                      GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                                      ----------------------------------------



Date: December 8, 1995                ----------------------------------------
                                      JOSEPH P. HEHIR, Chief Financial Officer and Treasurer (Chief Accounting Officer)







                                     10
                                     --