Form 10-Q
period 1995-11-30
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1996-01-12
CIK 852004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

================================================================================

  For the Quarterly Period Ended November 30, 1995 Commission File No. 0-13965

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          04-3051642
 ------------------------                   -----------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02164
           -----------------------------------------------------------
           (Address of Principal Executive Offices)           (Zip Code)

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


                             Yes    X                     No
                                 -------                     -------

Number of Shares of Common Stock
outstanding at December 31, 1995                          3,864,763
                                                          ---------

================================================================================

                                      INDEX

                   GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND
                                    AFFILIATE

                                                                                          Page
                                                                                          ----
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

-              Consolidated Balance Sheets -
               November 30, 1995 (unaudited) and February 28, 1995                           3

-              Consolidated Statements of Operations - (unaudited)
               Three and Nine Months Ended November 30, 1995 and 1994                        4

-              Consolidated Statements of Cash Flows - (unaudited)
               Nine Months Ended November 30, 1995 and 1994                                  5

-              Notes to Consolidated Financial Statements -
               November 30, 1995                                                           6-7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         8-9

PART II        OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                                             10

SIGNATURES

PART I:  FINANCIAL INFORMATION
        ITEM 1:  FINANCIAL STATEMENTS

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS

                                                         NOVEMBER 30, 1995  FEBRUARY 28, 1995
                                                         -----------------  -----------------
                                                            (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                $  2,880,000        $  3,021,000
  Restricted cash                                                  --             1,900,000
  Available-for-sale securities                               2,552,000           2,033,000
  Accounts receivable, net                                   17,605,000          15,572,000
  Due from affiliate                                            565,000             687,000
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                        5,685,000           5,123,000
  Prepaid expenses and other current assets                   1,290,000           1,191,000
  Refundable income taxes                                       236,000             493,000
  Deferred income taxes                                         800,000             800,000
                                                           ------------        ------------
           Total current assets                              31,613,000          30,820,000
  Property and equipment, net                                 5,569,000           5,938,000
  Other assets, net                                           1,807,000           2,121,000
  Due from affiliate                                            232,000             232,000
                                                           ------------        ------------
           Total assets                                    $ 39,221,000        $ 39,111,000
                                                           ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                            $  2,043,000        $  1,869,000
  Current portion of long-term debt                             799,000             835,000
  Accounts payable, trade                                     7,150,000           6,086,000
  Accrued payroll and expenses                                4,345,000           5,448,000
                                                           ------------        ------------
          Total current liabilities                          14,337,000          14,238,000
                                                           ------------        ------------
Long-term debt                                                2,061,000           2,730,000
                                                           ------------        ------------
Deferred income taxes                                           456,000             458,000
                                                           ------------        ------------

Stockholders' equity:
  Preferred stock - $.01 par value:
    Authorized shares 1,000,000
    Issued and outstanding - none                                  --                  --
  Common stock - $.01 par value
    Authorized shares 14,000,000
    Issued and outstanding 3,864,763 at
     November 30, 1995 and 3,824,544 at
      February 28, 1995                                          39,000              38,000
  Capital in excess of par value                             13,900,000          13,866,000
  Unrealized losses on available-for-sale securities            (31,000)            (14,000)
  Retained earnings                                           8,459,000           7,795,000
                                                           ------------        ------------
    Total stockholders' equity                               22,367,000          21,685,000
                                                           ------------        ------------
      Total liabilities and stockholders' equity           $ 39,221,000        $ 39,111,000
                                                           ============        ============

    The accompanying notes are an integral part of these financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended November 30,         Nine Months Ended November 30,
                                                      --------------------------------        --------------------------------

                                                           1995                1994                1995                1994
                                                       (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Revenues                                              $19,743,000         $20,128,000         $53,345,000         $49,247,000
Reimbursable expenses                                   9,142,000           9,527,000          22,490,000          17,835,000
                                                     ------------        ------------        ------------        ------------
  Net revenues                                         10,601,000          10,601,000          30,855,000          31,412,000

Costs and expenses:
  Salaries and related costs                            7,005,000           7,402,000          22,101,000          22,244,000
  General and administrative expenses                   2,565,000           2,767,000           7,257,000           7,375,000
                                                     ------------        ------------        ------------        ------------
    Income from continuing operations                   1,031,000             432,000           1,497,000           1,793,000
                                                     ------------        ------------        ------------        ------------

Interest and other income (expense) net
  Interest income                                          59,000              91,000             139,000             161,000
  Other income (expense) net                                 --                  --                16,000              28,000
  Interest expense                                        (78,000)            (79,000)           (271,000)           (205,000)
                                                     ------------        ------------        ------------        ------------
                                                          (19,000)             12,000            (116,000)            (16,000)
                                                     ------------        ------------        ------------        ------------
Income from continuing operations before
  tax provision                                         1,012,000             444,000           1,381,000           1,777,000
Provision for income taxes                                444,000             167,000             552,000             816,000
                                                     ------------        ------------        ------------        ------------
Net income from continuing operations                     568,000             277,000             829,000             961,000

Discontinued operations (Note 3):
Loss from discontinued operations, net of
  income tax benefit                                         --               (25,000)           (165,000)           (215,000)
                                                     ------------        ------------        ------------        ------------
Net income                                           $    568,000        $    252,000        $    664,000        $    746,000
                                                     ============        ============        ============        ============

Net income per share from continuing operations      $        .15        $        .07        $        .21        $        .25
                                                     ------------        ------------        ------------        ------------
Net loss per share from discontinued operations              --          $        .00        $       (.04)       $       (.05)
                                                     ------------        ------------        ------------        ------------
Net income per share                                 $        .15        $        .07        $        .17        $        .20
                                                     ============        ============        ============        ============

Weighted average common and common
  equivalent shares outstanding                         3,865,000           3,795,000           3,854,000           3,777,000
                                                     ============        ============        ============        ============


    The accompanying notes are an integral part of the financial statements

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended November 30,
                                                                         ------------------------------
                                                                             1995               1994
                                                                          (unaudited)        (unaudited)
Cash flows from operating activities:
     Net Income                                                          $   829,000        $   746,000
     Adjustments to reconcile net income to net cash
           (used) provided by operating activities:
           Discontinued Operations                                          (165,000)              --
           Depreciation and Amortization                                     893,000            821,000
           Change in deferred income taxes                                      --              (20,000)
           Gain on disposal of equipment                                     (16,000)           (28,000)
     Change in assets and liabilities:
           Increase in accounts receivable, net                           (2,033,000)        (3,717,000)
           Increase in costs and estimated earnings in excess
                  of billings on uncompleted contracts                      (562,000)          (786,000)
           Increase in prepaid expenses and other current assets             (99,000)          (267,000)
           Decrease in refundable income taxes                               257,000               --
           Increase in accounts payable, trade                             1,064,000          3,007,000
           Decrease in accrued payroll and expenses                       (1,103,000)          (138,000)
           Decrease in income taxes payable                                     --             (305,000)
                                                                         -----------        -----------
                  Net cash used by operating activities                     (935,000)          (687,000)
                                                                         -----------        -----------
Cash flows from investing activities:

     (Increase) decrease in available-for-sale-securities, net              (519,000)         1,837,000
     Decrease (increase) in restricted cash                                1,900,000         (1,920,000)
     Decrease in due from affiliate                                          122,000               --
     Proceeds from disposal of equipment                                      21,000             30,000
     Acquisition of property and equipment                                  (507,000)          (671,000)
     Decrease in other assets                                                308,000             36,000
                                                                         -----------        -----------
                  Net cash provided (used) by investing activities         1,325,000           (688,000)
                                                                         -----------        -----------
Cash flows from financing activities:
     Net borrowing under notes payable                                       174,000          3,206,000
     Repayments of long-term debt                                           (705,000)          (843,000)
     Issuance of common stock                                                     --            107,000
                                                                         -----------        -----------
                  Net cash (used) provided by financing activities          (531,000)         2,470,000
                                                                         -----------        -----------
Net (decrease) increase in cash and cash equivalents                        (141,000)         1,095,000
Cash and cash equivalents at beginning of period                           3,021,000          1,948,000
                                                                         -----------        -----------
Cash and cash equivalents at end of period                               $ 2,880,000        $ 3,043,000
                                                                         ===========        ===========

         The accompanying notes are an integral part of the consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1995


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1995, as filed with the Securities and Exchange Commission on June 12, 1995. Operating results for the nine month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 29, 1996.

NOTE 2 - LONG-TERM CONTRACTS

The company has entered into several long-term government-funded and private projects that are subject to risks regarding ultimate contract values. Under one such government-funded contract, involving services provided by the Company as a subcontractor, the amount of services required of the Company has exceeded the original contract estimate, and the government agency funding the project has sought to renegotiate with the prime contractor for a reduction in the total amounts billed. The prime contractor is engaged in discussions with the government agency to resolve the contract dispute. The Company believes that it has recorded adequate reserves relating to this contract based upon the terms and conditions of the contract. However, the outcome of the pending negotiations could materially impact the future operating results of the Company, if the price ultimately received by the Company for the additional work varies significantly, either negatively or positively, from that currently anticipated by the Company.

NOTE 3 -  DISCONTINUED OPERATIONS

As reported in the Company's Form 10-K for the fiscal year ended February 28, 1995, in May 1995 the Company abandoned the specialty construction business conducted by its 50%-owned joint venture, Fonditek International, Inc. ("Fonditek") and reported the results of that business as discontinued operations for the year ended February 28, 1995.

The Company's prior years' operating results, including the results for the three-month and nine-month periods ended November 30, 1994 reported in this Form 10-Q, are restated to reflect continuing operations.

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

NOTE 4 -  CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 1996 AND 1995

- Net Revenues. The Company's net revenues for the three months ended November 30, 1995 were unchanged from the corresponding period in the prior fiscal year. The operating results reflect an increase in the Company's engineering consulting and remediation net revenues which were offset by a decrease in the Company's drilling services.

- Salaries and Related Costs. Salaries and related costs for the three months ended November 30, 1995 decreased by $397,000 (5.4%) compared to the corresponding period in the prior fiscal year. The decrease was primarily due to reduced staffing and associated salary costs.

- General and Administrative Expenses. General and administrative expenses for the three months ended November 30, 1995 decreased by $202,000 (7.3%) compared to the corresponding period in the prior fiscal year. The decrease primarily reflects a reduction in claims and legal costs and in bad debt expense.

NINE MONTH COMPARISON FOR FISCAL YEARS 1996 AND 1995

- Net Revenues. The Company's net revenues for the nine months ended November 30, 1995 decreased by $557,000 (1.8%) compared to the corresponding period in the prior fiscal year. The decrease is due primarily to a decrease in the volume of the Company's engineering consulting and drilling services which were offset by increases in the volume of the Company's remediation services.

- Salaries and Related Costs. Salaries and related costs for the nine months ended November 30, 1995 decreased by $143,000 (0.6%) compared to the corresponding period in the prior fiscal year. The decrease is primarily due to reduced compensation costs due to reduced staffing and a reduction in medical costs which were partially offset by increased incentive compensation expense and workmans compensation insurance expense.

- General and Administrative Expenses. General and administrative expenses for the nine months ended November 30, 1995 decreased by $118,000 (1.6%) compared to the corresponding period in the prior fiscal year. The decrease reflects primarily a decrease in claims and legal costs and in bad debt expense which were partially offset by increases in consulting and insurance expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended November 30, 1995, $935,000 of net cash was used by operations. The Company made capital expenditures of approximately $507,000 for the first nine months of fiscal 1996.

The Company's working capital increased from $16,582,000 at February 28, 1995 to $17,276,000 at November 30, 1995.

At November 30, 1995, the Company had cash on hand and cash equivalents of $2,880,000, of which approximately $683,000 was invested in federally tax-exempt bonds and short-term investments of $2,552,000 of which $598,000 was invested in U.S. Treasury Notes and $1,954,000 in federally tax-exempt bonds. The Company believes that its cash and cash equivalents on hand and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

In May 1995, the Company made a decision to discontinue its specialty construction business and to liquidate its investment in Fonditek International, Inc., ("Fonditek"), a 50% joint venture company. In connection with this decision, the Company recorded a loss from discontinued operations, net of tax benefit, for the year ended February 28, 1995, in the amount of $2,216,000.

On September 28, 1995, the Company entered into an agreement (the "Settlement Agreement") providing for the liquidation of the assets and satisfaction or assumption of the liabilities of Fonditek and for the settlement of certain related disputes. See Note 3 of Notes to Consolidated Financial Statements. To reflect the net effect of the Settlement Agreement on the Company's investment in Fonditek and related rights and obligations (including the adjustment of certain amounts receivable from, and payable to, Fonditek and related parties), the Company recorded a loss from discontinued operations, net of tax benefit, for the three month period ended August 31, 1995, in the amount of $165,000.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

            27.  Financial Data Schedule

    (B)  REPORTS ON FORM 8-K

            The Company did not file any report on Form 8-K during the nine month period ended November 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.


                                    /s/ JOSEPH P. HEHIR
                                    -------------------------------------------
                                    JOSEPH P. HEHIR, Chief Financial Officer
Date: January 12,  1996                 and Treasurer (Chief Accounting Officer)