Form 10-K
period 1996-02-29
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1996-05-24
CIK 852004

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                                    ---------

                  Annual Report Pursuant to Section 13 or 15(d)
                  ---------------------------------------------
                     of the Securities Exchange Act of 1934
                     --------------------------------------

     FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996 Commission File No. O-13965
                               -----------------

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)
             Delaware                               04-3051642
          (State of Incorporation)      (I.R.S. Employer Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts    02164
           ---------------------------------------------------------------
           (Address of Principal Executive Offices)             (Zip Code)

        Registrant's telephone number, including area code (617) 969-0700
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                          Common stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes          No  X
                                  ---         ---

Number of Shares of Common Stock
outstanding at May 15, 1996                 3,929,486
                                            ---------

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant (i.e., stockholders who are not directors, officers or employees of the registrant and are not otherwise persons who control or are controlled by or under common control with the registrant) was $8,213,870, as of May 15, 1996.

                       Documents Incorporated by Reference
                       -----------------------------------
Portions of the Annual Report to Stockholders of the registrant for fiscal year 1996 are incorporated by reference in Part II. Portions of the definitive proxy statement for the Annual Meeting of Stockholders of the registrant to be held on July 9, 1996 are incorporated by reference in Part III.

            The Index to Exhibits is located at Page 15.
                                                     --

                                     PART I
                                     ------

ITEM 1. BUSINESS
- ----------------

GENERAL
- -------

GZA GeoEnvironmental Technologies, Inc. ("GZA" or the "Company") provides geotechnical engineering, environmental consulting and remediation services to industrial, commercial, financial, public service and government clients. Environmental services range from the initial assessment and evaluation of contaminated sites to the design, construction and operation of remediation systems to treat, control or remove contamination. GZA also helps clients to plan, coordinate and implement effective environmental and occupational health and safety management programs. Geotechnical services involve the evaluation of soil, rock and groundwater conditions for the design and construction of buildings, highways, tunnels, dams, piers and other structures. GZA also provides drilling, laboratory and instrumentation services in support of its environmental and geotechnical activities.

GZA's strategy is to provide vertically integrated services that range from the identification of a potential problem through the design and implementation of a solution, although the Company often enters into contracts requiring only one of its services. Management believes that the Company's ability to combine environmental and geotechnical capabilities differentiates GZA from many of its competitors. Environmental problems frequently involve soil and groundwater contamination. Often, geotechnical expertise is essential in developing the best remedial solutions, which may involve excavation and removal of contaminated soil and groundwater, containment by subsurface and surface hydraulic barriers, and management of groundwater flow through soil and rock. In such situations, GZA's geotechnical and environmental personnel work together to evaluate and develop engineered solutions to environmental problems. Management believes that these complementary skills enable GZA to offer a broad technical approach and efficient solutions to clients' problems.

The Company provides services to clients through its subsidiaries and affiliates. Environmental consulting and geotechnical services are performed primarily by GZA GeoEnvironmental, Inc. (GZA GeoEnvironmental), environmental remediation services by GZA Remediation, Inc. (GZA Remediation), and drilling operations by GZA Drilling, Inc. (GZA Drilling), all wholly-owned subsidiaries. Certain services in New York are provided by the Company's affiliate Goldberg-Zoino Associates of New York, P.C. (GZANY), doing business as GZA GeoEnvironmental of New York, a professional corporation owned by officers, directors and stockholders of the Company. Aquaterra Environmental Consultants Limited, the Company's 50%-owned joint venture in the United Kingdom, provides environmental services in Europe.

SERVICES
- --------

The Company's services can be divided into three broad categories: environmental consulting, environmental restoration and geotechnical engineering. Any given project may involve activities in more than one of these categories.

ENVIRONMENTAL CONSULTING SERVICES

The Company provides a wide variety of services which deal with environmental issues, seeking solutions that address regulatory requirements that are acceptable to clients in terms of both cost and risk.

ENVIRONMENTAL MANAGEMENT AND REGULATORY COMPLIANCE SERVICES. GZA's integrated services help clients to plan, coordinate and implement effective strategies to comply with current environmental and occupational health and safety regulations. Services include:

       *     Compliance Audits
       *     Regulatory Training
       *     Occupational Health & Safety
       *     Wastewater Management
       *     Pollution Prevention
       *     Strategic Planning
       *     ISO 14000 Services
       *     Permitting Assistance
       *     Air Quality Engineering
       *     Community Relations

PROPERTY TRANSFER STUDIES/ENVIRONMENTAL SITE ASSESSMENTS. GZA helps clients assess the risks associated with the purchase and/or management of real estate and businesses. Services include:

       *     Phase I and Phase II Environmental Site Assessments
       *     Regulatory Compliance Audits of Operating Facilities

ENVIRONMENTAL INVESTIGATIONS OF CONTAMINATED SITES AND FACILITIES. GZA performs all aspects of environmental investigation for projects ranging from individual leaking underground storage tanks to Superfund sites. Services include:

       *     Hydrogeologic and Remedial Investigations
       *     Facility Investigation and Voluntary Corrective Actions
       *     Feasibility Studies and Remedial Design

RISK ASSESSMENT. GZA helps clients evaluate environmental data and quantify the level of risk of various activities to human or ecological receptors. Services include:

       *     Human Health and Ecological Risk Assessment
       *     Development of Risk-Based Cleanup Levels

NATURAL RESOURCE EVALUATION AND PERMITTING. GZA identifies potential risks posed to natural resources and develops solutions that are economically viable and environmentally acceptable. Environmental, geotechnical and civil engineering services include:

       *     Water Resource Evaluation and Aquifer Protection
       *     Erosion Control and Stormwater Management
       *     Wildlife and Aquatic Habitat Evaluation
       *     Wetland Impact Assessment and Mitigation Design

SOLID WASTE MANAGEMENT SERVICES. GZA assists the owners and operators of landfills in the siting, design, construction, operation, maintenance, remediation, and closure of solid waste landfills. Services include:

       *     Feasibility Studies
       *     Environmental Impact Studies
       *     Geologic and Hydrogeologic Investigations
       *     Permitting
       *     Facility Design
       *     Facility Operation
       *     Closure/Post Closure
       *     Environmental Remediation

ENVIRONMENTAL RESTORATION SERVICES

GZA provides engineering and construction services to help clients locate, identify and remediate environmental contamination. GZA can either design and implement its own restoration plan or can construct and operate cleanup systems designed by others.

DESIGN AND CONSTRUCTION OF ENVIRONMENTAL TREATMENT SYSTEMS. GZA performs some or all aspects of design, construction, installation, and start-up of remedial treatment systems. These systems utilize remediation techniques such as: soil stabilization/fixation, soil vapor extraction, counter-current aeration, carbon absorption, thermal desorption and bioremediation.

OPERATION AND MAINTENANCE SERVICES. GZA provides operation and maintenance services for treatment systems as well as performance evaluations, including periodic sampling and analyses of contaminants to monitor cleanup progress.

DESIGN AND CONSTRUCTION OF CONTAINMENT SYSTEMS. GZA designs and constructs containment systems, using a variety of techniques to physically isolate contaminants from the surrounding environment.

HAZARDOUS MATERIALS MANAGEMENT. GZA acts as a general contractor on assignments where the chosen remedial alternative is removal and off-site disposal of hazardous or contaminated material. GZA oversees excavation, performs testing and waste characterization, evaluates and monitors transportation and disposal vendors, and assists with administration and regulatory compliance.

REMOVAL AND/OR REPLACEMENT OF TANKS AND PIPING SYSTEMS. GZA provides underground storage tank testing and assessment; regulatory compliance audit and planning services; and management of tank or piping upgrade, removal and installation.

ASBESTOS AND LEAD MANAGEMENT AND ABATEMENT. GZA provides a variety of services including asbestos surveys, and lead risk assessments, management of the abatement process, air quality monitoring and development and periodic review of asbestos management programs.

FACILITY CLOSURE AND RESTORATION. GZA provides integrated remediation services to clients who are closing facilities and/or restoring contaminated sites for redevelopment. Multi-phase services include environmental assessments, cost-benefit analysis, and remedial design and construction management. Applications include facility/equipment decontamination and decommissioning as well as lagoon and landfill closures.

GEOTECHNICAL ENGINEERING SERVICES

The Company's geotechnical engineers analyze the properties of soil and rock to develop recommendations and specifications for the design and construction of structures and civil works projects. Clients include engineers and architects, construction firms, public agencies, real estate developers and property owners.

SOIL AND ROCK ENGINEERING. GZA provides engineering services for analysis, design and construction monitoring of geotechnical construction challenges such as earthwork, braced excavations, dewatering, slope stability, geosynthetics and ground improvement.

FOUNDATION ENGINEERING. GZA makes recommendations to other design professionals concerning foundation design and construction. To formulate its recommendations, the Company performs geological studies, subsurface exploration and laboratory testing and analysis to determine the engineering properties of subsurface materials and to identify related engineering and construction issues.

DAMS. GZA provides consulting, design and inspection services in connection with new construction and the rehabilitation of concrete and embankment dams, dikes and levees.

MARINE FACILITIES. GZA provides specialized geotechnical engineering and structural design for the construction of new marine facilities, both marginal and off-shore, and the rehabilitation and remediation of existing facilities.

TUNNELS. GZA provides geotechnical engineering for the design and construction of shafts, tunnels and underground chambers in soil and rock for mass transit programs, utilities, water supply systems, highways and other uses. Services range from geological investigations and mapping to recommendations for structural design and construction to installation and monitoring of instrumentation.

TRENCHLESS CONSTRUCTION. GZA helps owners, engineers and contractors make decisions regarding the use of trenchless construction for utility development and other projects. Services include equipment applicability evaluations, subsidence evaluations and groundwater control, and involve use of pipe jacking, microtunneling and directional drilling.

SERVICES TO CONTRACTORS. GZA assists construction companies with specialized technical services that deal with design, safety, environmental and quality control issues. Examples of these services include:

       *     Pile Driving Studies/Testing
       *     Earthwork Control
       *     Cofferdam/Underpinning Design
       *     Dewatering System Design
       *     Vibration/Noise Monitoring
       *     Health and Safety Plans
       *     Environmental Monitoring and Reporting

SUPPORT SERVICES

To support its services to clients, GZA maintains a geotechnical instrumentation group, an environmental laboratory, a geotechnical laboratory and a drilling operation. Management believes that internal availability of these support services enables the Company to control quality and to provide faster results than could generally be obtained from independent commercial providers of such services.

GEOTECHNICAL INSTRUMENTATION. GZA's Soil and Rock Instrumentation Division ("SRI") supports the Company's geotechnical and environmental projects, and also provides specialty geotechnical instrumentation and engineering services to the heavy construction industry and other clients. SRI maintains an instrumentation laboratory and a fabrication shop. On geotechnical projects, SRI designs, installs and monitors instruments to observe excavation support systems, tunnels, and deep foundations during construction. On environmental projects, SRI performs automated pump tests to determine the characteristics of aquifers. SRI also develops custom software to be used in automatic data acquisition systems for dams and construction projects where rapid collection and analysis of data are required.

LABORATORIES. GZA's Environmental Chemistry Laboratory analyzes soil, water, air and waste samples in connection with GZA's environmental investigations. GZA's Mobile Laboratory and Vibratory Drill Rig provide field sampling and small diameter well installation as well as on-site, real time chemical analysis. GZA's Geotechnical Laboratory performs analyses to determine the permeability, strength, compressibility and other engineering properties of rock cores and soil samples. The Geotechnical Laboratory also has the equipment necessary to determine geomembrane seam strength as well as frictional components between geomembranes and soils or other geosynthetics.

DRILLING. GZA performs drilling, sampling and installation of monitoring and recovery wells primarily for clients who have engaged GZA to provide other services as well. Drilling to obtain samples usually forms part of the subsurface investigation phase of both environmental and geotechnical projects. The drilling operation also provides dewatering and pump testing support services.

JOINT VENTURES
- --------------

AQUATERRA (U.K.)

In 1991 the Company entered into a joint venture with Carl Bro Group (U.K.) Limited to form Aquaterra Environmental Consultants Limited, a limited liability company whose stock is owned equally by the Company and Carl Bro. Located in Leeds, Great Britain, Aquaterra provides services related to contaminated land and groundwater and to environmental concerns of operating facilities.

GEOAMBIENTE (MEXICO)

In July 1994, the Company and Grupo Sacmag, S de RL de CV (Sacmag), one of the five largest engineering firms in Mexico, established a new Mexican company called GeoAmbiente, SA de CV to perform environmental consulting, engineering and construction services for public and private sector clients throughout Mexico. Geoambiente's stock is owned 50 percent by the Company and 50 percent by Sacmag and its affiliates. In August 1995, the shareholders of GeoAmbiente agreed to suspend operations as of October 1, 1995, and that GeoAmbiente would be inactive until at least September 30, 1996. The company still exists as an entity but there is no current plan for future reactivation.

CUSTOMERS
- ---------

The Company's client base includes industrial companies, owners and operators of solid waste landfills, real estate developers, architects and engineers, construction firms, parties to property transfers and financings (lenders, law firms, corporations and developers) and public agencies. The Company derives most of its revenues from the private sector, which accounted for approximately 82% of net revenues during the past year.

In fiscal 1996, the Company was actively engaged in approximately 4,000 assignments for approximately 1,800 clients. These assignments ranged from brief projects (of one month or less) such as environmental site assessments and geotechnical foundation evaluations to long-term projects such as multi-year hazardous waste cleanups and geotechnical infrastructure projects. Most assignments of the Company were short-term (less than six months in duration), and management estimates that 42% of net revenues in fiscal 1996 were derived from projects for which net revenues were $50,000 or less. In fiscal year 1996, no one customer accounted for more than 10% of the Company's net revenues.

BACKLOG
- -------

As of April 30, 1996, the Company had a backlog of orders it believed to be firm of approximately $41 million. This amount includes estimated amounts under orders on a time and materials, unit price or other basis without a fixed price, and represents gross revenues, including cost of services and materials subcontracted to third parties. Management anticipates that approximately $34 million of the total backlog will be completed in the current fiscal year. As of April 30, 1995, the Company had a backlog of orders it believed to be firm of approximately $48 million. The $7 million difference in backlog from April 1995 to April 1996 is attributable principally to a reduction in third party subcontracting services required to complete Company projects. Because work under the Company's orders generally can be terminated by the client at any time, there is no assurance that all amounts included in backlog will ultimately be realized, even if covered by written contracts.

COMPETITION
- -----------

The markets for environmental and geotechnical services have become increasingly competitive. At each district office and for each service offered, the Company competes with many different firms, ranging from small local firms to large regional and national firms having substantially greater financial and marketing resources than the Company. Competition in both the environmental and geotechnical services markets is based primarily on quality, diversity of services, geographic location, price and reputation. In some geographic markets, GZA provides environmental engineering and consulting, geotechnical engineering design and contractor support services. Some state and local statutes and regulations may inhibit the Company's ability to compete for construction work in areas at or near sites where the Company has formerly provided engineering or design services. Management believes the Company is one of the few firms based in the New England region that offer a combination of environmental consulting, remediation services, and geotechnical engineering. Management believes that its ability to provide this range of services enhances the Company's competitive position in the New England market.

IMPACT OF ENVIRONMENTAL REGULATION
- ----------------------------------

The business of the Company and its clients is subject to a wide range of overlapping federal, state and local laws and regulations concerned with protection of the environment. These laws and regulations have helped to create a demand for many of the services offered by the Company. Changes in environmental laws and regulations, in the regulatory climate generally, and in the resources available to and priorities of the federal, state and local agencies responsible for enforcement of environmental laws and regulations could materially affect demand for the Company's services.

Recent federal actions significantly reducing the budget of the U.S. Environmental Protection Agency (EPA) and ongoing legislative proposals to narrow the scope of the federal Superfund and Clean Water Acts and delays in EPA rule making could result in reduced demand for the Company's services. Conversely, regulatory reform initiatives designed to shift responsibility for environmental compliance and enforcement from government agencies to private parties could create new opportunities for the Company. Such privatization initiatives have been taken in Massachusetts and Connecticut where, under a state analogue to the federal Superfund Act, supervision of the clean-up of contaminated sites has for the most part been delegated by state regulatory officials to "Licensed Site Professionals" or "Licensed Environmental Professionals" employed by private entities. The Company employs a number of individuals qualified and licensed in these and other states in which the Company provides services. Regulatory reform initiatives may also reduce the cost of environmental cleanups and therefore activate private remediation projects that have been pending. Whether such initiatives will lead to increased need for the Company's services is not yet known, and there can be no assurance that changes in the regulatory climate and in environmental statutes and regulations will not result in reduced demand for such services.

The principal statutes affecting the Company's business and the markets it serves include the following:

RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984, establishes a comprehensive regulatory scheme for the handling, transportation, treatment, storage and disposal of hazardous waste. Although "cradle-to-grave" responsibility for hazardous wastes rests with generators of the material, every facility that treats, stores or disposes of specified minimum amounts of hazardous waste must comply with specific operating, design, financial responsibility and closure requirements. These requirements have contributed to demand for the Company's consulting services, permitting assistance, remedial design and implementation and waste management services.

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 ("CERCLA" OR "SUPERFUND"). CERCLA, as amended by the Superfund Amendments and Re-authorization Act of 1986 ("SARA"), addresses problems created by past handling and disposal of hazardous substances. It requires the EPA to identify contaminated sites and to compel a wide array of "responsible parties" to pay for necessary cleanup activities. CERCLA also authorizes multiple damages and penalties for non-compliance with EPA orders and provides funds (hence the name "Superfund") for the EPA to perform cleanup activities in appropriate circumstances. The Company's related services include site investigations, feasibility studies, development and implementation of alternative remediation plans, oversight of contractors and support and expert testimony for related litigation.

FEDERAL WATER POLLUTION CONTROL ACT OF 1972 (THE "CLEAN WATER ACT"). The Clean Water Act establishes a system of standards, permits and enforcement procedures for the discharge to water of pollutants from industrial and municipal sources. The law sets treatment standards for industries and wastewater treatment plants. The law also regulates and requires permits for development and construction activities involving wetlands and navigable waters. The Company provides a range of services in connection with this regulatory scheme, including regulatory permitting assessments, conceptual design planning, assistance with environmental impact studies, reports and applications for environmental permits and construction services.

CLEAN AIR ACT AMENDMENTS OF 1990 (THE "CLEAN AIR ACT"). The Clean Air Act consists of major initiatives to attain and maintain National Ambient Air Quality Standards, to ensure that all new sources of potential atmospheric emissions are equipped with appropriate pollution control technology and to ensure that emissions of hazardous air pollutants are controlled to the maximum extent possible. The law established a comprehensive new operating permit program known as the Title V program. The Company provides a range of air quality services including emission inventories and preparation of permit applications.

OTHER REGULATIONS. In addition to federal environmental regulations, many states and local authorities have enacted laws regulating activities affecting the environment, some of which impose differing, and sometimes stricter, standards than their federal counterparts.

POTENTIAL LIABILITY, RISK MANAGEMENT AND INSURANCE
- --------------------------------------------------

The Company's professional environmental consulting, remediation design and geotechnical engineering services, as well as its remedial construction, drilling and test boring operations, involve risks of significant liability for environmental and property damage, personal injury, economic loss, and costs, fines and penalties assessed by regulatory agencies. Liability for environmental contamination and for the provision of environmental services is a rapidly developing area of the law, and it is difficult to assess accurately the areas and magnitude of potential risks to the Company.

Some statutes and judicial decisions impose strict liability on a party who causes or contributes to the release of contaminants into the environment, even if the party acted without negligence or fault. Under certain circumstances, a government or private party might allege that the Company's own analytical, consulting or remedial activities subject the Company to liability under various statutes or regulations. Services by the Company's environmental consultants as Licensed Site and Licensed Environmental Professionals may expose the Company to additional liability. In addition to its potential liability under statutes and common law, the Company sometimes agrees to indemnify clients for losses and expenses they may incur as a result of the Company's services, some of which may not be covered by the Company's insurance.

The Company maintains comprehensive programs for risk management, health and safety training and medical monitoring of its field employees, quality assurance and quality control and loss prevention. The Company seeks to include in its contracts with clients provisions that limit GZA's liability to the client and that require the client to indemnify GZA for costs and liabilities not caused by the Company's negligence or misconduct. However, not all contracts include these provisions and there is no assurance that such provisions can be enforced or that the client will have adequate financial resources to stand behind its indemnity.

The Company has a broad-range insurance program with large commercial insurers designed to limit exposure arising out of its activities. It maintains comprehensive general, automobile and excess liability coverage with aggregate limits of $10 million written on an occurrence basis. It also maintains an environmental professional liability policy which covers professional liability, contractor's environmental liability and completed operations, with an aggregate limit of $3 million in excess of a self-insured retention of $500,000, written on a claims-made basis for occurrences since 1986. The law concerning the extent of coverage available under the Company's liability insurance policies in the context of environmental claims is unsettled and is likely to remain so in the foreseeable future. All of the Company's policies permit termination by the insurer without cause. There is no assurance that the Company will be able to maintain or replace its insurance policies, that premiums will remain at levels which economically permit the maintenance of such coverage, that all claims that may be asserted against the Company will be covered by insurance or that such claims will not exceed the coverage limits.

EMPLOYEES
- ---------

On April 30, 1996 the Company had 467 employees, including 384 technical personnel. The Company's technical staff consists of civil and environmental engineers, geologists, drillers and a number of specialists in such fields as hydrology, chemistry, toxicology, biology and industrial hygiene. Management believes that the future success of the Company depends in large part on its ability to continue to attract and retain qualified professional staff. The market for such professionals is competitive.


ITEM 2. PROPERTIES
- ------------------

The Company's corporate and administrative headquarters, and one of its district offices, are located in Newton Upper Falls, Massachusetts, where the Company occupies two buildings. One of the buildings is approximately 42,000 square feet and has a lease which extends through February 2001. During fiscal 1996, the Company paid approximately $714,000 in base rent for this facility. The other location in Newton Upper Falls was for 14,000 square feet. In fiscal 1996, the Company paid approximately $195,000 in base rent for this facility.

The Company leases 22 other principal facilities located in Phoenix, Arizona; Vernon, Connecticut; Gainesville, Florida; Duluth, Georgia; Portland, Maine; Brockton, Massachusetts; Needham, Massachusetts; Springfield, Massachusetts; Worcester, Massachusetts; Livonia, Michigan; Grand Rapids, Michigan; Manchester, New Hampshire; Lyndhurst, New Jersey; Buffalo, New York; Rochester, New York; Charlotte, North Carolina; Providence, Rhode Island; Dallas, Texas; Rutland, Vermont; South Burlington, Vermont; and Pewaukee, Wisconsin. These other facilities have a combined square footage of approximately 112,000 square feet. Aggregate base rent for all facilities leased by the Company (other than its facilities in Newton Upper Falls) during fiscal 1996 totalled approximately $1,223,000. The lease terms expire at various times through December 1999.

The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available on reasonable terms as needed to accommodate any expansion of operations and for additional offices as required.

In addition to its leasehold interests in real property, the Company also owns computer equipment, vehicles, drilling rigs, laboratory equipment and instrumentation, remediation treatment equipment and other machinery, equipment and furniture.


ITEM 3. LEGAL PROCEEDINGS
- -------------------------

The Company is party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

Not Applicable


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- --------------------------------------------------------------------------------

The information appearing under the caption "Supplemental Information" of the Annual Report to Stockholders of the Company for the fiscal year ended February 29, 1996 (the "1996 Annual Report") Exhibit 13.1 of Form 10-K is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

The information appearing under the Caption "Summary Financial Information" of the 1996 Annual Report Exhibit 13.1 of Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------

The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report Exhibit 13.1 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------

The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" Exhibit 13.1 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

None.

                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
- ----------------------------------------------------------------------------
EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- ---------------------------------------------------------------------------
MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------------

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held on July 9, 1996 (the "1996 Proxy Statement"), as filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) (1)
- --------------------------------------------------------------------------------
AND (2)
- -------

The following consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate included in the 1996 Annual Report are incorporated by reference in Item 8:

     Report of Independent Accountants

     Consolidated Balance Sheets at February 29, 1996 and February 28, 1995

     Consolidated Statements of Operations for the fiscal years ended February 29, 1996 and February 28, 1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 29, 1996 and February 28, 1995 and 1994

     Consolidated Statements of Cash Flows for the fiscal years ended February 29, 1996 and February 28, 1995 and 1994

     Notes to Consolidated Financial Statements for the fiscal years ended February 29, 1996 and February 28, 1995 and 1994


The following consolidated financial statement schedules of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate are included as exhibits to this report:

              Schedule II      Valuation and Qualifying Accounts


(a) (3) Exhibit List. The documents listed below are filed as exhibits with this report or are incorporated by reference to documents previously filed with the Commission as exhibits. The Company's file number under the Act is 0-13965.

        3.1    Restated Certificate of Incorporation of the Company (1)

        3.3    Amended and Restated By-Laws of the Company (2)

        4      Specimen certificate for the Common Stock of the Company (1)

        10.2 Indenture of Lease dated September 5, 1984 and effective as of December 1, 1981, and First Amendment to Indenture of Lease, between GZA and Donald T. Goldberg and William S. Zoino, for the GEO Building, Newton Upper Falls, Massachusetts (1)

        10.6   1989 Incentive Stock Option Plan of the Company (1)

        10.7   1989 Non-Qualified Stock Option Plan of the Company (1)

        10.21 Support Services Agreement among the Company, Goldberg-Zoino Associates of New York, P.C. ("GZANY") and GZA, dated July 26, 1989 (1)

        10.22  Stockholders' Agreement among GZANY, Richard M. Simon and Joseph
               D. Guertin, Jr. dated May 1, 1996, together with related Powers of Attorney

        10.23 Voting Trust Agreement among the Company, GZANY, Messrs. Simon and Guertin, and Richard M. Simon, as Trustee, dated May 1, 1996

        10.24  Indemnification Agreement among the Company, GZA
               GeoEnvironmental, Inc. and Messrs. Simon and Guertin dated May 1, 1996

        10.25 Security Agreement between GZANY and the Company dated July 26, 1989 (1)

        10.26 Credit Agreement among the Company, GZANY and GZA dated July 26, 1989 (1)

        10.30 Revolving Credit and Term Loan Agreement among Fleet Bank and the Company and its subsidiaries and affiliate dated February 28, 1994 (2)

        10.34 Amendment No. 1 to 1989 Incentive Stock Option Plan of the Company (2)

        10.35  GZA 1995 Stock Incentive Plan (2)

        10.36 Lease Agreement dated January 1, 1992 between GZNH Associates and GZA GeoEnvironmental, Inc. for the Manchester, New Hampshire district office (2)

        10.37 Lease Agreement dated January 1, 1992 between GZRI Associates and GZA GeoEnvironmental, Inc. for the Providence, Rhode Island district office (2)

        10.38 Lease Agreement dated March 1, 1992 between GZAIAT Associates and GZA Drilling, Inc. for the Brockton, Massachusetts facilities of GZA Drilling, Inc., and memorandum of agreement dated December 29, 1994 among GZA Drilling, Inc., John E. Ayres, Donald T. Goldberg, Joseph D. Guertin and Steven J. Trettel (2)

        10.39 Second Amendment dated December 11, 1991 to Indenture of Lease listed as Exhibit 10.2 hereto (2)

        10.40 Form of Confidentiality, Non-Disclosure and Restrictive Covenant Agreement between the Company and, respectively, Donald T. Goldberg, Leonard M. Seale, M. Joseph Celi, Richard M. Simon, John E. Ayres, Michael A. Powers, Lawrence Feldman, Joseph P. Hehir, Joseph D. Guertin, Jr., and certain other employees (2)

        10.41 Non-Competition and Non-Disclosure Agreement between the Company and Irvine G. Reinig II, and amendment thereto (2)

        10.42 Form of Group Life Insurance Plan for key employees, and letter describing coverage levels (2)

        10.43 Form of Indemnity Agreement between the Company and its respective directors (2)

        10.49  Form of Purchase and Sale Agreement between GZA
               GeoEnvironmental, Inc. and, respectively, John E. Ayres, Joseph
               D. Guertin, Jr., and Steven J. Trettel, dated February 1996, to buy and receive each sellers' one-sixth (1/6) interest as a beneficiary of GZA Investment Associates Trust

        10.50 Summary of memorandum dated September 12, 1995 outlining Donald T. Goldberg's arrangement with the Company following his retirement as CEO and as a full-time employee

         13.1 Annual Report to Stockholders of the Company for the fiscal year ended February 29, 1996

         22.1  Subsidiaries of the Registrant

         23.2  Consent of Independent Accountants

          (1) Incorporated by reference to the similarly numbered exhibits included in the Company's Form S-1 Registration Statement, File No. 33-29369, filed with the Commission on June 16, 1989.

          (2) Incorporated by reference to the similarly numbered exhibits included in the Company's Annual Report on Form 10-K, for the fiscal year ended February 28, 1995, filed with the Commission on June 12, 1995.

(b)    Reports on Form 8-K
       -------------------

       None.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number    Description
- ------    -----------

10.22 Stockholder's Agreement among GZANY, Richard M. Simon and Joseph D. Guertin, Jr. dated May 1, 1996, together with related Powers of Attorney

10.23     Voting Trust Agreement among the Company, GZANY,
          Messrs. Simon and Guertin, and Richard M. Simon, as Trustee, dated May 1, 1996

10.24     Indemnification Agreement among the Company, GZA
          GeoEnvironmental, Inc. and Messrs. Simon and Guertin dated
          May 1, 1996

10.49     Form of Purchase and Sale Agreement between GZA
          GeoEnvironmental, Inc. and, respectively, John E. Ayres,
          Joseph D. Guertin, Jr., and Steven J. Trettel, to buy and receive each sellers' one-sixth (1/6) interest as a beneficiary of GZA Investment Associates Trust

10.50 Summary of Memorandum dated September 12, 1995 outlining Donald T. Goldberg's arrangement with the Company following his retirement as CEO and as a full-time employee

13.1 Annual Report to Stockholders of the Company for the fiscal year ended February 29, 1996

22.1      Subsidiaries of the Registrant

23.2      Consent of Independent Accountants

                                   SCHEDULE II




              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                        VALUATION AND QUALIFYING ACCOUNTS

                         Years Ended February 28, 1994,
                    February 28, 1995, and February 29, 1996

                                         Balance at    Charged to
                                         beginning     costs and                 Balance at
         Description                     of year       expenses     Write-offs   end of year
         -----------                     -------       --------     ----------   -----------

Year ended February 28, 1994
   Allowance for doubtful accounts
   (deducted from accounts
   receivable)....................       $544,000      $278,000     $362,000     $460,000


Year ended February 28, 1995
   Allowance for doubtful accounts
   (deducted from accounts
   receivable).....................      $460,000      $392,000     $168,000     $684,000

Year ended February 29, 1996
   Allowance for doubtful accounts
   (deducted from accounts
   receivable)......................     $684,000      $240,000     $150,000     $774,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                    GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.



Date:             May 24, 1996                  /s/
                                                --------------------------
                                                Leonard M. Seale
                                                Chief Executive Officer


Date:             May  24, 1996                 /s/
                                                --------------------------
                                                Joseph P. Hehir
                                                Chief Financial Officer
                                                (Chief Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                          Title                          Date
- ---------                          -----                          ----

/s/
- ---------------------           Principal Executive            May 24, 1996
Leonard M. Seale                Officer and Director

/s/
- ---------------------           Director                       May 24, 1996
Donald T. Goldberg

/s/
- ---------------------           Director                       May 24, 1996
M. Joseph Celi

/s/
- ---------------------           Director                       May 24, 1996
Lawrence Feldman


- ---------------------           Director
Michael A. Powers


- ---------------------           Director
Irvine G. Reinig, II

/s/
- ---------------------           Director                       May 24, 1996
Paul F. Gorman


- ---------------------           Director
Dr. Lewis Mandell

/s/
- ---------------------           Director                       May 24, 1996
Dr. Thomas W. Philbin


- ---------------------           Director
Timothy W. Devitt