Form 10-Q
period 1996-05-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1996-07-15
CIK 852004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   ....... May 31, 1996 ..........................

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..................... to ........................
Commission file number   0-13965
                    GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             04-3051642
      -------------------------------            -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02164
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 969-0700
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at June 30, 1996    3,929,486
                                                                 ---------

                                     INDEX

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                                                      Page
                                                                      ----


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

- -         Consolidated Balance Sheets -
          May 31, 1996 and February 29, 1996                             3

- -         Consolidated Statements of Operations - (unaudited)
          Three Months Ended May 31, 1996 and 1995                       4

- -         Consolidated Statements of Cash Flows - (unaudited)
          Three Months Ended May 31, 1996 and 1995                       5

- -         Notes to Consolidated Financial Statements -
          May 31, 1996                                                 6-7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7-8


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                              8

Item 4    Submission of Matters to a Vote of
          Security Holders                                             8-9

Item 6    Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                              11

PART I:   FINANCIAL INFORMATION

     ITEM  1:  FINANCIAL STATEMENTS

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                 CONSOLIDATED BALANCE SHEETS


                                                             May 31, 1996  February 29, 1996
                                                             ------------  -----------------
                                                             (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                  $   731,000      $ 3,318,000
  Available-for-sale securities                                3,002,000        2,752,000
  Accounts receivable, net                                    15,413,000       15,655,000
  Due from affiliate                                             369,000          676,000
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                      6,899,000        4,935,000
  Prepaid expenses and other current assets                    1,403,000        1,365,000
  Refundable income taxes                                         89,000          138,000
  Deferred income taxes                                          995,000          993,000
                                                             -----------      -----------
         Total current assets                                 28,901,000       29,832,000
Property and equipment, net                                    5,693,000        5,690,000
Other assets, net                                              1,191,000        1,193,000
                                                             -----------      -----------
         Total assets                                        $35,785,000      $36,715,000
                                                             ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                              $ 1,368,000      $   990,000
  Current portion of long-term debt                              799,000          799,000
  Accounts payable trade                                       4,264,000        5,485,000
  Accrued payroll and expenses                                 4,098,000        4,383,000
                                                             -----------      -----------
         Total current liabilities                            10,529,000       11,657,000
                                                             -----------      -----------
Long-term debt, less current portion                           1,658,000        1,860,000
Deferred income taxes                                            733,000          733,000
Commitments and contingencies                                         --               --


Stockholders' equity:
  Preferred stock - $.01 par value:
    Authorized shares 1,000,000
    Issued and outstanding - none                                     --               --
  Common stock - $.01 par value
    Authorized shares 14,000,000
    Issued and outstanding 3,929,486 at
     May 31, 1996 and 3,865,610 at
     February 29, 1996                                            40,000           39,000
  Capital in excess of par value                              14,125,000       13,949,000
  Unrealized losses on available-for-sale securities             (20,000)         (17,000)
  Retained earnings                                            8,720,000        8,494,000
                                                             -----------      -----------
         Total stockholders' equity                           22,865,000       22,465,000
                                                             -----------      -----------
         Total liabilities and stockholders' equity          $35,785,000      $36,715,000
                                                             ===========      ===========


   The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended May 31,
                                                    --------------------------
                                                        1996           1995
                                                    (Unaudited)    (Unaudited)

Revenues                                            $13,469,000    $16,275,000
Reimbursable expenses                                 3,510,000      6,198,000
                                                    -----------    -----------
         Net revenues                                 9,959,000     10,077,000
Costs and expenses:
  Salaries and related costs                          7,162,000      7,570,000
  General and administrative expenses                 2,453,000      2,140,000
                                                    -----------    -----------
         Income from continuing operations              344,000        367,000
                                                    -----------    -----------
Other income (expense), net:

  Interest income                                        63,000         32,000
  Other income                                               --          3,000
  Interest expense                                      (30,000)       (86,000)
                                                    -----------    -----------
         Total other income (expense)                    33,000        (51,000)
                                                    -----------    -----------
         Income from continuing operations before
            provision for income taxes                  377,000        316,000
Provision for income taxes                              151,000        126,000
                                                    -----------    -----------
   Net income                                       $   226,000    $   190,000
                                                    ===========    ===========
Net income per share                                $       .06    $       .05
                                                    -----------    -----------
Weighted average common and common equivalent
  shares outstanding                                  3,901,000      3,839,000
                                                    -----------    -----------



  The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Three Months Ended May 31,
                                                              ---------------------------
                                                                  1996           1995
                                                              (Unaudited)     (Unaudited)

Cash flows from operating activities:
    Net income from continuing operations                     $   226,000    $   190,000
    Adjustments to reconcile net income to net cash used by
        operating activities:
        Depreciation and amortization                             329,000        312,000
        Gain on sale of equipment                                      --         (3,000)
    Changes in assets and liabilities:
        Decrease (increase) in accounts receivable, net           242,000       (801,000)
        (Increase) decrease in costs and estimated earnings
           in excess of billings on uncompleted contracts      (1,964,000)        24,000
        Increase in prepaid expenses                              (38,000)       (50,000)
        Decrease in refundable income taxes                        49,000        416,000
        Decrease in accounts payable, trade                    (1,221,000)      (785,000)
        Decrease in accrued payroll and expenses                 (285,000)    (1,251,000)
                                                              -----------    -----------
            Net cash used by operating activities              (2,662,000)    (1,948,000)
                                                              -----------    -----------

Cash flows from investing activities:
    (Increase) decrease in available-for-sale securities         (250,000)       249,000
    Decrease in due from affiliate                                307,000             --
    Proceeds from disposal of equipment                                --          3,000
    Acquisition of property and equipment                        (321,000)      (143,000)
    Increase in other assets                                      (14,000)      (129,000)
                                                              -----------    -----------
            Net cash used by investing activities                (278,000)       (20,000)
                                                              -----------    -----------

Cash flows from financing activities:
    Net borrowings under notes payable                            378,000      2,045,000
    Repayment of long-term debt                                  (202,000)      (207,000)
    Issuance of common stock                                      177,000         36,000
                                                              -----------    -----------
            Net cash provided by financing activities             353,000      1,874,000
                                                              -----------    -----------
Net decrease in cash and cash equivalents                      (2,587,000)       (94,000)
Cash and cash equivalents at beginning of year                  3,318,000      3,021,000
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   731,000    $ 2,927,000
                                                              ===========    ===========



   The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996


NOTE 1 - BASIS OF PRESENTATION
- ------   ---------------------

      The accompanying consolidated financial statements were prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 29, 1996, as filed with the Securities and Exchange Commission on May 24, 1996. Operating results for the three-month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1997.

NOTE 2 - LONG-TERM CONTRACTS
- ------   -------------------

      The Company has entered into several long-term private and government-funded projects that are subject to risks regarding ultimate contract values. As reported in the Company's Form 10-K for the fiscal year ended February 29, 1996, under one such government-funded contract, involving services provided by the Company as a subcontractor, the amount of services required of the Company exceeded the original contract estimate. Based on progress of ultimate contract settlement approximately $288,000 is reflected in revenue for the three-month period ended May 31, 1996.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES
- ------   -----------------------------

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115. The effect of adoption is that the Company reported losses on available-for-sale securities at May 31, 1996 of approximately $20,000. The maturities of available-for-sale securities held at May 31, 1996 are $1,747,000 within one year and $1,255,000 from one to five years. Certain of these available-for-sale securities have maturities in excess of one year and are classified as current assets consistent with their use. Gross realized gains and losses are immaterial to the Company's operating results.

NOTE 4 - CONTINGENCIES
- ------   -------------

      The Company is a party to several legal actions arising in the normal course of business. Management believes that the outcomes of the legal actions to which it is a party will not, in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

      THREE-MONTH COMPARISON FOR FISCAL YEARS 1997 AND 1996
      -----------------------------------------------------

- -     NET REVENUES. The Company's net revenues for the three months ended May
      31, 1996 decreased by approximately $118,000 (1.2%) compared to the corresponding period in the prior fiscal year. The decrease is attributable primarily to decreases in the volume of the Company's drilling services and in average billing rates realized for consulting and remediation contract activities which were offset, in part, by increases in the volume of the Company's engineering consulting business and recognition of $288,000 in revenue based on progress of ultimate settlement of a long term contract.

- -     SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended May 31, 1996 decreased by approximately $408,000 (5.4%) compared to the corresponding period in the prior fiscal year. The decrease reflects a reduction in payroll and health insurance cost due to a displacement of the Company's staff, offset, in part, by an increase in incentive compensation expense.

- -     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 1996 increased by approximately $313,000 (14.6%) compared to the corresponding period in the prior fiscal year. The increase reflects increased legal and consulting expenses and a $175,000 charge as a result of the Company's decision to close the Gainesville, Florida drilling operation, offset, in part, by a decrease in general insurance premiums and bad debt expenses. During the three-month period ended May 31, 1995 a net lawsuit settlement of $140,000 was credited to legal expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      For the three month period ended May 31, 1996, $2,662,000 of net cash was used by operations, whereas for the three month period ended May 31, 1995, $1,948,000 of net cash was used by operations . The Company made capital expenditures of approximately $321,000 and $143,000 for the first three months of fiscal 1997 and 1996, respectively.

      The Company's working capital increased from $18,175,000 at February 29, 1996 to $18,372,000 at May 31, 1996.

      At May 31, 1996, the Company had cash on hand and cash equivalents of $731,000, and short-term investments of $3,002,000, of which approximately $341,000 and $901,000 respectively were tax exempt. The Company believes that its cash on hand and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.


PART II. OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS.
- -------  ------------------

The Company is party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

The Company held the Annual Meeting of Stockholders (the "Annual Meeting") on July 9, 1996. At the Annual Meeting, Timothy W. Devitt, Paul F. Gorman and Joseph D. Guertin, Jr. were elected to three-year terms as Class III directors of the Company. Following the Annual Meeting, M. Joseph Celi, Lawrence Feldman, Lewis Mandell and Leonard M. Seale continued in office as Class II directors and Donald T. Goldberg, Thomas W. Philbin and Irvine G. Reinig II continued in office as Class I directors of the Company.

The Company's Class II, Class I and Class III directors will serve until the annual meetings of stockholders of the Company in 1997, 1998 and 1999, respectively, and thereafter until successors are elected and have qualified.

The number of votes cast in favor of and withheld from each nominee for election as a director at the Annual Meeting were as follows:

Nominee                         Votes For                 Votes Withheld
- -------                         ---------                 --------------

Timothy W. Devitt               2,268,232                       538,208
Paul F. Gorman                  2,694,988                       111,452
Joseph D. Guertin, Jr.          2,314,421                       506,817


At the Annual Meeting, the stockholders of the Company also ratified the appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending February 28, 1997. The number of votes cast for, against and abstaining from voting on each such proposal were as follows:

Proposal                           Votes For      Votes Against       Abstaining
- --------                           ---------      -------------       ----------

Ratification of Independent
 Public Accountants                2,766,484             26,751           28,003



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  EXHIBITS

10.51 Purchase and Sale Agreement between GZA GeoEnvironmental, Inc. and, respectively, John E. Ayres, Joseph D. Guertin, and Steven J. Trettel, dated February 1996, to buy and receive each seller's one-sixth (1/6) interest as a beneficiary of GZA Investment Associates Trust

10.52 Purchase and Sale Agreement between GZA GeoEnvironmental, Inc. and Donald T. Goldberg, dated June 25, 1996, to buy and sell one-sixth interest as a beneficiary of GZA Investment Associates Trust

10.53     Amendment to GZA Investment Associates Trust by John E. Ayres, Donald
          T. Goldberg, Joseph D. Guertin, and Steven J. Trettel, dated June 25, 1996, holders of two-thirds of the beneficial interest of the Trust, to waive the right of first refusal with respect to the assignment of interest to GZA GeoEnvironmental, Inc.


10.54     Form of Assignment of Beneficial Interest between GZA
          GeoEnvironmental, Inc. and, respectively, John E. Ayres, Joseph D. Guertin, and Steven J. Trettel, dated June 25,

          1996, assigning and transferring each seller's interest as a beneficiary of GZA Investment Associates Trust

10.55 Assignment of Beneficial Interest and Indemnity between GZA GeoEnvironmental, Inc., Donald T. Goldberg, and GZA GeoEnvironmental Technologies, Inc., dated June 25, 1996, assigning and transferring the seller's interest as a beneficiary of GZA Investment Associates Trust, and an agreement to indemnify Donald T. Goldberg from and against all claims in connection with the loan by People's Savings Bank of Brockton secured by a Mortgage of property owned of record by the Trust

10.56     Resignation of Trustee, Donald T. Goldberg, dated June 25, 1996

10.57 Appointment of Successor Trustee by Leonard M. Seale and Joseph P. Hehir on behalf of GZA GeoEnvironmental, Inc., and Acceptance of Appointment as Trustee by Richard M. Simon, dated June 25, 1996

27.       Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Company did not file any report on Form 8-K during the three month period ended May 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                               ---------------------------------------




Date:  July 12, 1996               /s/ Joseph P. Hehir
                                   ----------------------------------------
                                   JOSEPH P. HEHIR, Chief Financial Officer
                                   and Treasurer (Chief Accounting Officer)