Form 10-Q
period 1996-08-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1996-10-15
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               August 31, 1996

                                       OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number   0-13965

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                         04-3051642
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02164
               (Address of principal executive offices) (Zip Code)

                                 (617) 969-0700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at September 30, 1996   3,948,794

                                      INDEX

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                                                  Page
                                                                  ----
PART I   FINANCIAL INFORMATION

Item 1     Financial Statements

-          Consolidated Balance Sheets -
           August 31, 1996 (unaudited) and February 29, 1996         3

-          Consolidated Statements of Operations (unaudited) -
           Three and Six Months Ended August 31, 1996 and 1995       4

-          Consolidated Statements of Cash Flows (unaudited) -
           Six Months Ended August 31, 1996 and 1995                 5

-          Notes to Consolidated Financial Statements -
           August 31, 1996                                         6-7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8-9

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                          11

PART I:  FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS

                                                                August 31, 1996   February 29, 1996
                                                                ---------------   -----------------
                                                                  (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                      $ 1,951,000        $ 3,318,000
  Available-for-sale securities                                    2,701,000          2,752,000
  Accounts receivable, net                                        13,931,000         15,655,000
  Due from affiliate                                                 282,000            676,000
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                           6,267,000          4,935,000
  Prepaid expenses and other current assets                        1,460,000          1,365,000
  Refundable income taxes                                            123,000            138,000
  Deferred income taxes                                              993,000            993,000
                                                                 -----------        -----------
         Total current assets                                     27,708,000         29,832,000
  Property and equipment, net                                      5,474,000          5,690,000
  Other assets, net                                                1,235,000          1,193,000
                                                                 -----------        -----------
         Total assets                                            $34,417,000        $36,715,000
                                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                  $   278,000        $   990,000
  Current portion of long-term debt                                  782,000            799,000
  Accounts payable trade                                           3,862,000          5,485,000
  Accrued payroll and expenses                                     4,235,000          4,383,000
                                                                 -----------        -----------
         Total current liabilities                                 9,157,000         11,657,000
                                                                 -----------        -----------
Long-term debt, less current portion                               1,479,000          1,860,000
Deferred income taxes                                                733,000            733,000
Commitments and contingencies                                             --                 --

Stockholders' equity:
  Preferred stock - $.01 par value:
    Authorized shares 1,000,000
    Issued and outstanding - none                                         --                 --
  Common stock - $.01 par value
    Authorized shares 14,000,000
    Issued and outstanding 3,942,486 at
     August 31, 1996 and 3,865,610 at
      February 29, 1996                                               39,000             39,000
  Capital in excess of par value                                  14,126,000         13,949,000
  Unrealized losses on available-for-sale securities                 (16,000)           (17,000)
  Retained earnings                                                8,899,000          8,494,000
                                                                 -----------        -----------
    Total stockholders' equity                                    23,048,000         22,465,000
                                                                 -----------        -----------
      Total liabilities and stockholders' equity                 $34,417,000        $36,715,000
                                                                 ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                           Three Months Ended August 31,          Six Months Ended August 31,
                                                           -----------------------------          ---------------------------
                                                               1996               1995               1996               1995
                                                           (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenues                                                   $15,042,000        $17,327,000        $28,511,000        $33,602,000
Reimbursable expenses                                        5,351,000          7,150,000          8,861,000         13,348,000
                                                           -----------        -----------        -----------        -----------
        Net revenues                                         9,691,000         10,177,000         19,650,000         20,254,000

Costs and expenses:
        Salaries and related costs                           7,052,000          7,526,000         14,214,000         15,096,000
        General and administrative expenses                  2,358,000          2,552,000          4,811,000          4,692,000
                                                           -----------        -----------        -----------        -----------
          Income from continuing operations                    281,000             99,000            625,000            466,000
                                                           -----------        -----------        -----------        -----------
Other income (expense), net:
         Interest income                                        52,000             48,000            115,000             80,000
         Other income                                               --             14,000                 --             17,000
         Interest expense                                      (35,000)          (107,000)           (65,000)          (193,000)
                                                           -----------        -----------        -----------        -----------
               Total other income (expense)                     17,000            (45,000)            50,000            (96,000)
                                                           -----------        -----------        -----------        -----------
         Income from continuing operations before
           provision for income taxes                          298,000             54,000            675,000            370,000
Provision (benefit) for income taxes                           119,000            (18,000)           270,000            108,000
                                                           -----------        -----------        -----------        -----------
     Net income from continuing operations                     179,000             72,000            405,000            262,000

Discontinued operations (Note 2)
Loss from discontinued operations, net of income tax
    benefit                                                         --           (165,000)                --           (165,000)
                                                           -----------        -----------        -----------        -----------
    Net income (loss)                                      $   179,000        $   (93,000)       $   405,000        $    97,000
                                                           -----------        -----------        -----------        -----------

Net income per share from continuing
 operations                                                        .04                .02                .10        $       .07
                                                           -----------        -----------        -----------        -----------
Net loss per share from discontinued
 operations                                                         --               (.04)                --        $      (.04)
                                                           -----------        -----------        -----------        -----------
Net income (loss) per share                                $       .04        $      (.02)       $       .10        $       .03
                                                           ===========        ===========        ===========        ===========
Weighted average common and common
equivalent shares outstanding                                3,932,000          3,850,000          3,916,000          3,848,000
                                                           -----------        -----------        -----------        -----------


The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended August 31,
                                                                              ---------------------------
                                                                               1996                 1995
                                                                           (Unaudited)          (Unaudited)
Cash flows from operating activities:
    Net income                                                           $    405,000          $    262,000
    Adjustments to reconcile net income to net cash (used)
         by operating activities:
         Discontinued operations                                                   --              (165,000)
         Depreciation and amortization                                        570,000               682,000
         Loss (gain) on disposal of equipment                                   2,000               (16,000)
    Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net                    1,724,000            (1,887,000)
         Increase (decrease) in costs and estimated earnings in
         excess of billings on uncompleted contracts                       (1,332,000)            1,308,000
         Increase in prepaid expenses and other
                  current assets                                              (95,000)             (132,000)
         Decrease in refundable income taxes                                   15,000               114,000
         Decrease in accounts payable, trade                               (1,623,000)             (832,000)
         Decrease in accrued payroll and expenses                            (148,000)           (2,178,000)
                                                                         ------------          ------------
                  Net cash used by operating activities                      (482,000)           (2,844,000)
                                                                         ------------          ------------
Cash flows from investing activities:
     Decrease (increase) in available-for-sale securities, net                 51,000            (1,193,000)
     Decrease in restricted cash                                                   --             1,900,000
     Decrease in due from affiliate                                           394,000               150,000
     Proceeds from disposal of equipment                                      118,000                21,000
     Acquisition of property and equipment                                   (469,000)             (410,000)
     Increase in other assets                                                 (46,000)                   --
                                                                         ------------          ------------
                   Net cash provided by investing activities                   48,000               468,000
                                                                         ------------          ------------
Cash flows from financing activities:
     Net (repayments) borrowings under notes payable                         (712,000)            2,317,000
     Repayments of long-term debt                                            (398,000)             (506,000)
     Issuance of common stock                                                 177,000                    --
                                                                         ------------          ------------
                  Net cash used by financing activities                      (933,000)            1,811,000
                                                                         ------------          ------------
Net decrease in cash and cash equivalents                                  (1,367,000)             (565,000)
                                                                         ------------          ------------
Cash and cash equivalents at beginning of period                            3,318,000             3,021,000
                                                                         ------------          ------------
Cash and cash equivalents at end of period                               $  1,951,000          $  2,456,000
                                                                         ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements were prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 29, 1996, as filed with the Securities and Exchange Commission on May 24, 1996. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1997.

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

NOTE 3 - LONG - TERM CONTRACTS

     The Company has entered into several long-term private and government-funded projects that are subject to risks regarding ultimate contract values. As reported in the Company's Form 10-K for the fiscal year ended February 29, 1996, under one such government-funded contract, involving services provided by the Company as a subcontractor, the amount of services required of the Company exceeded the original contract estimate. Based on progress of ultimate contract settlement approximately $288,000 is reflected in revenue for the six month period ended August 31, 1996.

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115. The effect of adoption is that the Company reported losses on available-for-sale securities at August 31, 1996 of approximately $16,000. The maturities of available-for-sale securities held at August 31, 1996 are $2,002,000 within one year and $699,000 from one to five years. Certain of these available-for-sale securities have maturities in excess of one year and are classified as current assets consistent with their use. Gross realized gains and losses are immaterial to the Company's operating results.

NOTE 5 - CONTINGENCIES

     The Company's services involve risks of significant liability for environmental and property damage, personal injury, economic loss and costs assessed by regulatory agencies. Claims may potentially be asserted against the Company under federal and state statutes, common law, contractual indemnification agreements or otherwise.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTH COMPARISON FOR FISCAL YEARS 1997 AND 1996

- NET REVENUES. The Company's net revenues for the three months ended August 31, 1996 decreased by approximately $486,000 (4.8%) compared to the corresponding period in the prior fiscal year. The decrease is attributable primarily to a decrease in the volume and profit margins of the Company's drilling business which was offset, in part, by increases in the volume of the Company's engineering consulting and remediation service business.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended August 31, 1996 decreased by approximately $474,000 (6.3%) compared to the corresponding period in the prior fiscal year. A decrease in compensation costs due to reduced staffing, was offset, in part, by an increase in incentive compensation expense.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 1996 decreased by approximately $194,000 (7.6%) compared to the corresponding period in the prior fiscal year. The decrease primarily reflects reduced expenses and reserves for legal, claims and consulting expenses, which were offset, in part, by an additional $121,000 charge as a result of the Company's decision in the first quarter to close the Gainesville, Florida drilling operation, and by increased bad debt expenses.

     SIX MONTH COMPARISON FOR FISCAL YEARS 1997 AND 1996

- NET REVENUES. The Company's net revenues for the six months ended August 31, 1996 decreased by approximately $604,000 (3.0%) compared to the corresponding period in the prior fiscal year. The decrease is attributable primarily to a decrease in the volume and profit margins of the Company's drilling business which was offset, in part, by increases in the volume of the Company's engineering consulting and remediation service business.

- SALARIES AND RELATED COSTS. Salaries and related costs for the six months ended August 31, 1996 decreased by approximately $882,000 (5.8%) compared to the corresponding period in the prior fiscal year. A decrease in compensation costs due to reduced staffing was offset, in part, by an increase in incentive compensation expense.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended August 31, 1996 increased by approximately $119,000 (2.5%) compared to the corresponding period in the prior fiscal year. The increase primarily reflects a $296,000 charge as a result of the Company's decision to close the Gainesville, Florida drilling operation. This charge was partially offset by reductions in claims and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month period ended August 31, 1996, $482,000 of net cash was used by operations. The Company made capital expenditures of approximately $469,000 for the first six months of fiscal 1997.

     The Company's working capital increased from $18,175,000 at February 29, 1996 to $18,551,000 at August 31, 1996.

     At August 31, 1996, the Company had cash on hand and cash equivalents of $1,951,000, of which approximately $539,000 was invested in federally tax-exempt bonds and short-term investments of $2,701,000 of which $600,000 was invested in federally tax-exempt bonds. The Company believes that its cash and cash equivalents on hand and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          27.  Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          The Company did not file any report on Form 8-K during the three month period ended August 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.



Date:  October 14, 1996                  /s/ JOSEPH P. HEHIR
                                        ----------------------------------------
                                        JOSEPH P. HEHIR, Chief Financial Officer
                                        and Treasurer (Chief Accounting Officer)