Form 10-Q
period 1996-11-30
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1997-01-14
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended_____________November 30, 1996__________________


                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to____________________________


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

Yes  X     No
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at December 31, 1996   3,948,794
                                                                   -----------
                                       1
                                       -


                                      INDEX

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                                                                 Page
                                                                                 ----

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

[Bullet]  Consolidated Balance Sheets -
          November 30, 1996 (unaudited) and February 29, 1996                       3

[Bullet]  Consolidated Statements of Operations - (unaudited)
          Three and Nine Months Ended November 30, 1996 and 1995                    4

[Bullet]  Consolidated Statements of Cash Flows - (unaudited)
          Nine Months Ended November 30, 1996 and 1995                              5

[Bullet]  Notes to Consolidated Financial Statements -
          November 30, 1996                                                       6-7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     8-9


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                         10

SIGNATURES                                                                         11

                                       2
                                       -



PART I: FINANCIAL INFORMATION
     ITEM 1:FINANCIAL STATEMENTS
            GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS

                                                            NOVEMBER 30, 1996    FEBRUARY 29, 1996
                                                            -----------------    -----------------
                                                               (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                    $ 4,749,000          $ 3,318,000
  Available-for-sale securities                                  2,508,000            2,752,000
  Accounts receivable, net                                      14,280,000           15,655,000
  Due from affiliate                                               277,000              676,000
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                           6,342,000            4,935,000
  Prepaid expenses and other current assets                        862,000            1,365,000
  Refundable income taxes                                          322,000              138,000
  Deferred income taxes                                            993,000              993,000
                                                               -----------          -----------
         Total current assets                                   30,333,000           29,832,000
  Property and equipment, net                                    5,306,000            5,690,000
  Other assets, net                                              1,009,000            1,193,000
                                                               -----------          -----------
         Total assets                                          $36,648,000          $36,715,000
                                                               ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                $   827,000          $   990,000
  Current portion of long-term debt                                745,000              799,000
  Accounts payable, trade                                        4,908,000            5,485,000
  Accrued payroll and expenses                                   5,042,000            4,383,000
  Billings in excess of costs and estimated earnings  on
    uncompleted contracts                                          518,000                   --
                                                               -----------           ----------
         Total current liabilities                              12,040,000           11,657,000
                                                               -----------           ----------
Long-term debt                                                   1,315,000            1,860,000
Deferred income taxes                                              733,000              733,000
Stockholders' equity:
  Preferred stock - $.01 par value:
    Authorized shares 1,000,000
    Issued and outstanding - none                                       --                   --
  Common stock - $.01 par value
    Authorized shares 14,000,000
    Issued and outstanding 3,943,741 at
     November 30, 1996 and 3,865,610 at
      February 29, 1996                                             39,000               39,000
  Capital in excess of par value                                14,127,000           13,949,000
  Unrealized losses on available-for-sale securities               (12,000)             (17,000)
  Retained earnings                                              8,406,000            8,494,000
                                                                ----------          -----------
    Total stockholders' equity                                  22,560,000           22,465,000
                                                                ----------           ----------
         Total liabilities and stockholders' equity            $36,648,000          $36,715,000
                                                               ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements
                                       3
                                       -

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended November 30,     Nine Months Ended November 30,
                                                          -------------------------------     ------------------------------

                                                              1996              1995             1996            1995
                                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                                   $15,376,000      $19,743,000      $43,887,000      $53,345,000
Reimbursable expenses                                        6,342,000        9,142,000       15,203,000       22,490,000
                                                           -----------      -----------      -----------      -----------
  Net revenues                                               9,034,000       10,601,000       28,684,000       30,855,000

Costs and expenses:
  Salaries and related costs                                 6,721,000        7,005,000       20,935,000       22,101,000
  General and administrative expenses                        3,027,000        2,565,000        7,838,000        7,257,000
                                                           -----------      -----------      -----------      -----------
    Income (loss) from continuing operations                  (714,000)       1,031,000          (89,000)       1,497,000
                                                           -----------      -----------      -----------      -----------


Other income (expense) net:
  Interest income                                               81,000           59,000          196,000          139,000
  Other income (expense) net                                     2,000             --              2,000           16,000
  Interest expense                                             (21,000)         (78,000)         (86,000)        (271,000)
                                                           -----------      -----------      -----------      -----------
         Total other income (expense)                           62,000          (19,000)         112,000         (116,000)
                                                           -----------      -----------      -----------      -----------

Income (loss) from continuing operations before
  tax provision                                               (652,000)       1,012,000           23,000        1,381,000
Provision (credit) for income taxes                           (161,000)         444,000          109,000          552,000
                                                           -----------      -----------      -----------      -----------
Net income (loss) from continuing operations                  (491,000)         568,000          (86,000)         829,000


Discontinued operations (Note 2):
Loss from discontinued operations, net of
  income tax benefit                                              --               --               --           (165,000)
                                                           -----------      -----------      -----------      -----------
Net income (loss)                                          $  (491,000)     $   568,000      $   (86,000)     $   664,000
                                                           -----------      -----------      -----------      -----------

Net income (loss) per share from continuing operations     $      (.12)     $       .15      $      (.02)     $       .21
                                                           -----------      -----------      -----------      -----------
Net loss per share from discontinued operations                   --               --        $      --        $      (.04)
                                                           -----------      -----------      -----------      -----------
                                                           $      (.12)     $       .15      $      (.02)     $       .17
Net income (loss) per share                                -----------      -----------      -----------      -----------


Weighted average common and common
 equivalent shares outstanding                               3,949,000        3,865,000        3,927,000       3,854,000
                                                           ===========      ===========      ===========      ==========





The accompanying notes are an integral part of these consolidated financial statements


                                       4
                                       -

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended November 30,
                                                                                ------------------------------
                                                                                  1996             1995
                                                                               (Unaudited)      (Unaudited)
Cash flows from operating activities:
    Net (loss) income                                                           $  (86,000)     $  829,000
    Adjustments to reconcile net (loss) income to net cash
         provided (used) by operating activities:
         Discontinued operations                                                      --          (165,000)
         Depreciation and amortization                                             879,000         893,000
         Provision for inventory writedown                                         500,000            --
         Loss (gain) on disposal of equipment                                      108,000         (16,000)
    Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net                         1,375,000      (2,033,000)
         Increase in costs and estimated earnings in excess
                  of billings on uncompleted contracts, net                       (889,000)       (562,000)
         Decrease (increase) in prepaid expenses and
                  other current assets                                               3,000         (99,000)
         (Increase) decrease in refundable income taxes                           (184,000)        257,000
         (Decrease) increase in accounts payable, trade                           (577,000)      1,064,000
         Increase (decrease) in accrued payroll and expenses                       659,000      (1,103,000)
                                                                                 ---------     -----------
                  Net cash provided (used) by operating activities               1,788,000        (935,000)
                                                                                ----------     -----------
Cash flows from investing activities:
     Decrease (increase) in available-for-sale securities, net                     244,000        (519,000)
     Decrease in restricted cash                                                      --         1,900,000
     Decrease in due from affiliate                                                399,000         122,000
     Proceeds from disposal of equipment                                           159,000          21,000
     Acquisition of property and equipment                                        (759,000)       (507,000)
     Decrease in other assets                                                      184,000         308,000
                                                                                ----------     -----------
                   Net cash provided by investing activities                       227,000       1,325,000
                                                                                ----------     -----------


Cash flows from financing activities:
     Net (repayments) borrowings under notes payable                              (163,000)        174,000
     Repayments of long-term debt                                                 (599,000)       (705,000)
     Issuance of common stock                                                      178,000            --
                                                                                ----------     -----------
                  Net cash used by financing activities                           (584,000)       (531,000)
                                                                                ----------     -----------
Net increase (decrease) in cash and cash equivalents                             1,431,000        (141,000)
                                                                                ----------     -----------
Cash and cash equivalents at beginning of period                                 3,318,000       3,021,000
                                                                                ----------     -----------
Cash and cash equivalents at end of period                                      $4,749,000     $ 2,880,000
                                                                                ==========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                       5
                                       -

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION
------  ----------------------

The accompanying consolidated financial statements have been prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 29, 1996, as filed with the Securities and Exchange Commission on May 24, 1996. Operating results for the nine month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1997.

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

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


NOTE 3 - LONG-TERM CONTRACTS
------   -------------------

The Company has entered into several long-term private and government-funded projects that are subject to risks regarding ultimate contract values. As reported in the Company's Form 10-K for the fiscal year ended February 29, 1996, under one such government-funded contract, involving services provided by the Company as a subcontractor, the amount of services required of the Company exceeded the original contract estimate. Based on ultimate contract

                                       6
                                       -
settlement approximately $288,000 is reflected in revenue for the nine month period ended November 30, 1996.

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES
------   -----------------------------

The Company reported losses on available-for-sale securities at November 30, 1996 of approximately $12,000. The maturities of available-for-sale securities held at November 30, 1996 are $1,759,000 within one year and $749,000 from one to five years. Certain of these available-for-sale securities have maturities in excess of one year and are classified as current assets consistent with their use. Gross realized gains and losses are immaterial to the Company's operating results.

NOTE 5 - CONTINGENCIES
------   -------------

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

                                       7
                                       -

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE MONTH COMPARISON FOR FISCAL YEARS 1997 AND 1996
-----------------------------------------------------


[Bullet] NET REVENUES. The Company's net revenues for the three months ended November 30, 1996 decreased by $1,567,000 (15.0%) from the corresponding period in the prior fiscal year primarily as a result of a $500,000 non-recoverable write-down to adjust the Company's project related drilling inventory, which is normally recovered as reimbursable expenses, to fair market value, a decrease in volume of the Company's drilling and remediation business, and a decrease in the realized rate per hour for the Company's services.


[Bullet] SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended November 30, 1996 decreased by $284,000 (4.1%) compared to the corresponding period in the prior fiscal year. The decrease was due primarily to reduced cost of $171,000 for reductions in staff and associated salary cost, and a reduction of $199,000 in Incentive Compensation Plan accruals, which were offset by severance payments of $86,000 resulting from consolidation of Buffalo and Rochester offices and downsizing of the administrative staff associated with the Company's drilling operations.


[Bullet] GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended November 30, 1996 increased by $462,000 (18.0%) compared to the corresponding period in the prior fiscal year. The increase reflects charges of approximately $140,000 for lease costs associated with consolidation of Buffalo and Rochester offices and an accrual adjustment for lease expenses attributable to excess space of a downsized office, a $250,000 write-down of goodwill in light of changed market conditions for services provided by a March, 1992 acquisition, and an increase in bad debts of approximately $180,000 which were offset, in part, by reductions in claims and legal expenses of $297,000.




NINE MONTH COMPARISON FOR FISCAL YEARS 1997 AND 1996
----------------------------------------------------


[Bullet] NET REVENUES. The Company's net revenues for the nine months ended November 30, 1996 decreased by $2,171,000 (7.0%) compared to the corresponding period in the prior fiscal year primarily as a result of a $500,000 non-recoverable write-down to adjust the Company's project related drilling inventory, which is normally recovered as reimbursable expenses, to fair market value, a decrease in volume of the Company's drilling and

                                       8
                                       -
          remediation business, and a decrease in the realized rate per hour for the Company's services.


[Bullet] SALARIES AND RELATED COSTS. Salaries and related costs for the nine months ended November 30, 1996 decreased by $1,166,000 (5.3%) compared to the corresponding period in the prior fiscal year. The decrease was due primarily to reduced cost of $1,206,000 for reductions in staff and associated salary and reduced severance costs of $84,000 which were offset by $124,000 in increased Incentive Compensation Plan accruals.


[Bullet] GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended November 30, 1996 increased by $581,000 (8.0%) compared to the corresponding period in the prior fiscal year. The increase reflects charges of approximately $140,000 for lease costs associated with consolidation of Buffalo and Rochester offices and an accrual adjustment for lease expenses attributable to excess space of a downsized office, a $250,000 write-down of goodwill in light of changed market conditions for services provided by a March, 1992 acquisition, an increase in bad debts of approximately $195,000, and approximately $300,000 of costs associated with the Company's decision to close the Gainesville, Florida drilling operation which were offset, in part, by a reduction in claims and legal expenses of approximately $285,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


For the nine month period ended November 30, 1996, $1,788,000 of net cash was provided by operations. The Company made capital expenditures of approximately $759,000 for the first nine months of fiscal 1997.

The Company's working capital increased from $18,175,000 at February 29, 1996 to $18,293,000 at November 30, 1996.

At November 30, 1996, the Company had cash on hand and cash equivalents of $4,749,000, of which approximately $342,000 was invested in federally tax-exempt bonds and short-term investments of $2,508,000 of which $402,000 was invested in federally tax-exempt bonds. The Company believes that its cash and cash equivalents on hand and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

In May 1995, the Company made a decision to discontinue its specialty construction business and to liquidate its investment in Fonditek International, Inc., ("Fonditek"), a 50% joint venture company. In connection with this decision, the Company recorded a loss from discontinued operations, net of tax benefit, for the year ended February 28, 1995, in the amount of $2,216,000.


                                       9
                                       -

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


                                       10
                                       --

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


     (a)  EXHIBITS

           27. Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

           The Company did not file any report on Form 8-K during the three month period ended November 30, 1996.

                                       11
                                       --

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                                  ---------------------------------------



                                  /s/ Joseph P. Hehir
                                  ---------------------------------------
                                  JOSEPH P. HEHIR, Chief Financial Officer
Date: January 13,  1997               and Treasurer (Chief Accounting Officer)





                                       12
                                       --