Form 10-K405
period 1997-02-28
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1997-05-29
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                                    ---------

                  Annual Report Pursuant to Section 13 or 15(d)
                  ---------------------------------------------
                     of the Securities Exchange Act of 1934
                     --------------------------------------

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997 Commission File No. 0-13965
                               -----------------

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                   04-3051642
         (State of Incorporation)           (I.R.S. Employer Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts       02164
           ------------------------------------------------------------------
                (Address of Principal Executive Offices)           (Zip Code)

        Registrant's telephone number, including area code (617) 969-0050
`                                                          --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Number of Shares of Common Stock
outstanding at May 20, 1997               4,013,548
                                          ---------

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant (i.e., stockholders who are not directors, officers or employees of the registrant and are not otherwise persons who control or are controlled by or under common control with the registrant) was $6,334,043 as of May 20, 1997.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Annual Report to Stockholders of the registrant for fiscal year 1997 are incorporated by reference in Part II. Portions of the definitive proxy statement for the Annual Meeting of Stockholders of the registrant to be held on July 15, 1997 are incorporated by reference in Part III.

                  The Index to Exhibits is located at Page 17.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

GENERAL
-------

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

The Company provides services to clients through its subsidiaries and affiliates. Environmental consulting, environmental remediation and geotechnical services are performed primarily by GZA GeoEnvironmental, Inc. (GZA GeoEnvironmental), and drilling operations by GZA Drilling, Inc. (GZA Drilling), both wholly owned subsidiaries. Certain services in New York are provided by the Company's affiliate, Goldberg-Zoino Associates of New York, P.C. (GZANY), doing business as GZA GeoEnvironmental of New York, a professional corporation owned by officers, directors and stockholders of the Company. Aquaterra Environmental Consultants Limited, the Company's 50%-owned joint venture in the United Kingdom, provides environmental services in Europe.

SERVICES
--------

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

ENVIRONMENTAL MANAGEMENT AND REGULATORY COMPLIANCE SERVICES. GZA's integrated services help clients to plan, coordinate and implement effective strategies to comply with current environmental and occupational health and safety regulations. Services include:

     -   Compliance Audits
     -   Regulatory Training
     -   Occupational Health & Safety
     -   Wastewater Management
     -   Pollution Prevention
     -   Strategic Planning
     -   ISO 14000 Services
     -   Permitting Assistance
     -   Air Quality Engineering
     -   Community Relations

PROPERTY TRANSFER STUDIES/ENVIRONMENTAL SITE ASSESSMENTS. GZA helps clients assess the risks associated with the purchase and/or management of real estate and businesses. Services include:

     -   Phase I and Phase II Environmental Site Assessments
     -   Regulatory Compliance Audits of Operating Facilities

ENVIRONMENTAL INVESTIGATIONS OF CONTAMINATED SITES AND FACILITIES. GZA performs all aspects of environmental investigation for projects ranging from individual leaking underground storage tanks to Superfund sites. Services include:

     -   Hydrogeologic and Remedial Studies
     -   Facility Evaluation and Voluntary Corrective Actions
     -   Feasibility Studies and Remedial Design

RISK ASSESSMENT. GZA helps clients evaluate environmental data and quantify the level of risk of various activities to human or ecological receptors. Services include:

     -   Human Health and Ecological Risk Assessment
     -   Development of Risk-Based Cleanup Levels

NATURAL RESOURCE EVALUATION AND PERMITTING. GZA identifies potential risks posed to natural resources and develops solutions that are environmentally acceptable and economically viable. Environmental, geotechnical and civil engineering services include:

     -   Water Resource Evaluation and Aquifer Protection
     -   Erosion Control and Stormwater Management
     -   Wildlife and Aquatic Habitat Evaluation
     -   Wetland Impact Assessment and Mitigation Design

SOLID WASTE MANAGEMENT SERVICES. GZA assists the owners and operators of landfills in the siting, design, construction, operation, maintenance, remediation, and closure of solid waste landfills. Services include:

     -   Feasibility Studies
     -   Environmental Impact Studies
     -   Geologic and Hydrogeologic Evaluations
     -   Permitting
     -   Facility Design
     -   Facility Operation
     -   Closure/Post Closure
     -   Environmental Remediation

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

SERVICES TO CONTRACTORS. GZA assists construction companies with specialized technical services that deal with design, safety, environmental and quality control issues. Examples of these services include:

     -   Pile Driving Studies/Testing
     -   Earthwork Control
     -   Cofferdam/Underpinning Design
     -   Dewatering System Design
     -   Vibration/Noise Monitoring
     -   Health and Safety Plans
     -   Environmental Monitoring and Reporting

INFORMATION SERVICES

The Company has recently formed an Information Systems Division ("ISD") to develop and deliver information management solutions to its existing and future clients, as well as administer the Company's internal information management strategy. This division was formed in recognition of the Company's traditional role as a services firm, largely in the business of acquiring, accumulating and processing data, and presenting information to, or on behalf of, its clients.

The information related services and systems that GZA's ISD will provide to its clients fall into one of three general categories: 1) services and products that enhance communication between GZA and its client, 2) services and products that enhance communication between a client and the outside world, and 3) services and products that enhance the ability of a client to utilize data within its own organization and improve operational and management efficiency, particularly in the area of environmental information management.

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

LABORATORIES. GZA's Environmental Chemistry Laboratory analyzes soil, water, air and waste samples in connection with GZA's environmental studies. GZA's Mobile Laboratory and Vibratory Drill Rig provide field sampling and small diameter well installation as well as on-site, real-time chemical analysis. GZA's Geotechnical Laboratory performs analyses to determine the permeability, strength, compressibility and other engineering properties of rock cores and soil samples. The Geotechnical Laboratory also has the equipment necessary to determine geomembrane seam strength as well as frictional resistance between geomembranes and soils or other geosynthetics.

DRILLING. GZA performs drilling, sampling and installation of monitoring and recovery wells for clients who have engaged GZA to provide other services, for other contractors and for government agencies. Drilling to obtain samples usually forms part of the subsurface investigation phase of both environmental and geotechnical projects. The drilling operation also provides dewatering and pump testing support services.

JOINT VENTURES
--------------

AQUATERRA (U.K.)

In 1991, the Company entered into a joint venture with Carl Bro Group (U.K.) Limited to form Aquaterra Environmental Consultants Limited, a limited liability company whose stock is owned equally by the Company and Carl Bro. Located in Leeds, Great Britain, Aquaterra provides services related to contaminated land and groundwater and to environmental concerns of operating facilities.

GEOAMBIENTE (MEXICO)

In July 1994, the Company and Grupo Sacmag, S de RL de CV (Sacmag), one of the five largest engineering firms in Mexico, established a new Mexican company called GeoAmbiente, SA de CV to perform environmental consulting, engineering and construction services for public and private sector clients throughout Mexico.

GeoAmbiente's stock is owned 50 percent by the Company and 50 percent by Sacmag and its affiliates. In August 1995, the shareholders of GeoAmbiente agreed to suspend operations as of October 1, 1995, and that GeoAmbiente would be inactive until at least September 30, 1996. In December, 1996, the Company agreed to sell its interest in GeoAmbiente to its joint venture partner and three individual investors.

CUSTOMERS
---------

The Company's client base includes industrial companies, owners and operators of solid waste landfills, real estate developers, architects and engineers, construction firms, parties to property transfers and financings (lenders, law firms, corporations and developers) and public agencies. The Company derives most of its revenues from the private sector, which accounted for approximately 83% of net revenues during the past year.

In fiscal 1997, the Company was actively engaged in approximately 3,600 assignments for approximately 1,700 clients. These assignments ranged from brief projects (of one month or less) such as environmental site assessments and geotechnical foundation evaluations to long-term projects such as multi-year hazardous waste cleanups and geotechnical infrastructure projects. Most assignments of the Company were short-term (less than six months in duration), and management estimates that 43% of net revenues in fiscal 1997 were derived from projects for which net revenues were $50,000 or less. In fiscal year 1997, no one customer accounted for more than 10% of the Company's net revenues.

BACKLOG
-------

As of April 30, 1997, the Company had a backlog of orders it believed to be firm of approximately $38 million. This amount includes estimated amounts under orders on a time and materials, unit price or other basis without a fixed price, and represents gross revenues, including cost of services and materials subcontracted to third parties. Management anticipates that approximately $29 million of the total backlog will be completed in the current fiscal year. As of April 30, 1996, the Company had a backlog of orders of approximately $41 million. The $3 million difference in backlog from April 1996 to April 1997 is attributable principally to a decline in remedial construction and contractor support services backlog. Because work under the Company's orders generally can be terminated by the client at any time, there is no assurance that all amounts included in backlog will ultimately be realized, even if covered by written contracts.

COMPETITION
-----------

The markets for environmental and geotechnical services have become increasingly competitive. At each district office and for each service offered, the Company competes with many different firms, ranging from small local firms to large regional and national firms having substantially greater financial and marketing resources than the Company. Competition in both the environmental and geotechnical services markets is based primarily on quality, diversity of services, geographic location, price and reputation. In some geographic markets, GZA provides environmental engineering and consulting, geotechnical engineering design and contractor support services. Some state and local statutes and regulations may inhibit the Company's ability to compete for construction work in areas at or near sites where the Company has formerly provided engineering or design services. Management believes the Company is one of the few firms based in the New England region that offers a combination of environmental consulting, remediation services, and geotechnical engineering. Management believes that its ability to provide this range of services enhances the Company's competitive position in the New England market.

IMPACT OF ENVIRONMENTAL REGULATION
----------------------------------

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

Recent federal actions significantly reducing the budget of the U.S. Environmental Protection Agency (EPA) and ongoing legislative proposals to narrow the scope of the federal Superfund and Clean Water Acts and delays in EPA rule making could result in reduced demand for the Company's services. Conversely, regulatory reform initiatives designed to shift responsibility for environmental compliance and enforcement from government agencies to private parties could create new opportunities for the Company. Such privatization initiatives have been taken in Massachusetts and Connecticut where, under a statute analogus to the federal Superfund Act, supervision of the clean-up of contaminated sites has for the most part been delegated by state regulatory officials to "Licensed Site Professionals" or "Licensed Environmental Professionals" employed by private entities. The Company employs a number of individuals qualified and licensed in these and other states in which the Company provides services. Regulatory reform initiatives may also reduce the cost of environmental cleanups and therefore activate private remediation projects that have been pending. Whether such initiatives will lead to increased need for the Company's services is not yet known, and there can be no assurance that changes in the regulatory climate and in environmental statutes and regulations will not result in reduced demand for such services.

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

OTHER REGULATIONS. In addition to federal environmental regulations, many states and local authorities have enacted laws regulating activities affecting the environment, some of which impose differing, and sometimes stricter, standards than their federal counterparts. Examples include a variety of statutes related to "Brownfields" initiatives. Brownfields are abandoned or underutilized properties where actual or perceived contamination may interfere with redevelopment. Many states are encouraging reuse of such sites through the promulgation of regulations that establish clean-up standards based on current risks and reasonably foreseeable future site use, rather than theoretical risks and unlikely end uses that always require "clean closure" prior to redevelopment. Some states may also provide covenants not to sue or "no further action required" agreements that document the regulators' acceptance of the clean-up process. Such covenants and agreements may be transferable with the property. The Company is working on a number of projects involving Brownfields sites, providing services ranging from initial investigation through final construction.

POTENTIAL LIABILITY, RISK MANAGEMENT AND INSURANCE
--------------------------------------------------

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

The Company has a broad-range insurance program with large commercial insurers designed to limit exposure arising out of its activities. It maintains comprehensive general, automobile and excess liability coverage with aggregate limits of $15 million written on an occurrence basis. It also maintains an environmental professional liability policy which covers professional liability, contractor's environmental liability and completed operations, with an aggregate limit of $3 million in excess of a deductible of $500,000, written on a claims-made basis for occurrences since 1986. The law concerning the extent of coverage available under the Company's liability insurance policies in the context of environmental claims is unsettled and is likely to remain so in the foreseeable future. All of the Company's policies permit termination by the insurer without cause. There is no assurance that the Company will be able to maintain or replace its insurance policies, that premiums will remain at levels which economically permit the maintenance of such coverage, that all claims that may be asserted against the Company will be covered by insurance or that such claims will not exceed the coverage limits.

EMPLOYEES
---------

On April 30, 1997, the Company had 455 employees, including 369 technical personnel. The Company's technical staff consists of civil and environmental engineers, geologists, drillers and a number of specialists in such fields as hydrology, chemistry, toxicology, biology and industrial hygiene. Management believes that the future success of the Company depends in large part on its ability to continue to attract and retain qualified professional staff. The market for such professionals is competitive.

ITEM 2. PROPERTIES
------------------

The Company's corporate and administrative headquarters, and one of its district offices, are located in Newton Upper Falls, Massachusetts, where the Company occupies two buildings. One of the buildings is approximately 42,000 square feet and has a lease which extends through February 2001. During fiscal 1997, the Company paid approximately $714,000 in base rent for this facility. The other location in Newton Upper Falls is for approximately 10,880 square feet. In fiscal 1997, the Company paid approximately $126,000 in base rent for this facility.

The Company leases 21 other principal facilities located in Phoenix, Arizona; Vernon, Connecticut; Duluth, Georgia; Portland, Maine; Brockton, Massachusetts; West Newton, Massachusetts; Springfield, Massachusetts; Worcester, Massachusetts; Livonia, Michigan; Grand Rapids, Michigan; Manchester, New Hampshire; Lyndhurst, New Jersey; Marlton, New Jersey; Buffalo, New York; Annapolis, Maryland; Charlotte, North Carolina; Providence, Rhode Island; Dallas, Texas; Rutland, Vermont; South Burlington, Vermont; and Pewaukee, Wisconsin. These other facilities have a combined square footage of approximately 107,000 square feet. Aggregate base rent for all facilities leased by the Company (other than its facilities in Newton Upper Falls) during fiscal 1997 totalled approximately $1,378,000. The lease terms expire at various times through September 30, 2001.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The information appearing under the caption "Supplemental Information" in the Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1997 (the "1997 Annual Report"), in the form included as Exhibit 13.1 to this Annual Report on Form 10-K, is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES. During the three fiscal year period ended February 28, 1997, the Company issued to 18 employees an aggregate of 35,881 shares of the Company's Common Stock ("Restricted Stock") pursuant to the Company's 1995 Stock Incentive Plan. The Restricted Stock was awarded as additional compensation in the nature of a bonus, and no separate consideration was paid by the recipients. The issuances of Restricted Stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of the exception set forth in Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The information appearing under the caption "Summary Financial Information" in the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in the 1997 Annual Report Exhibit 13.1 of Form 10-K is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None


                                    PART III
                                    --------


ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
----------------------------------------------------------------------------
EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
---------------------------------------------------------------------------
MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held on July 15, 1997 (the "1997 Proxy Statement"), as filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K(a)(1)
------------------------------------------------------------------------------
AND (2)
-------

The following consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate included in the 1997 Annual Report are incorporated by reference in Item 8:

     Report of Independent Accountants.

     Consolidated Balance Sheets at February 28, 1997, and February 29, 1996.

     Consolidated Statements of Operations for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995.

     Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995.

     Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995.

     Notes to Consolidated Financial Statements for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995.

The following consolidated financial statement schedules of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate are included as exhibits to this report:

                                                                           Page
                                                                           ----

         Schedule II          Valuation and Qualifying Accounts             16

(a)(3) EXHIBIT LIST. The documents listed below are filed as exhibits with this report or are incorporated by reference to documents previously filed with the Commission as exhibits. The Company's file number under the Act is 0-13965.

     3.1       Restated Certificate of Incorporation of the Company(1)

     3.3       Amended and Restated By-Laws of the Company(2)

     4         Specimen certificate for the Common Stock of the Company(1)

     10.2 Indenture of Lease dated September 5, 1984 and effective as of December 1, 1981, and First Amendment to Indenture of Lease, between GZA and Donald T. Goldberg and William S. Zoino, for the GEO Building, Newton Upper Falls, Massachusetts(1)

     10.6      1989 Incentive Stock Option Plan of the Company(1)

     10.7      1989 Non-Qualified Stock Option Plan of the Company(1)

     10.21 Support Services Agreement among the Company, Goldberg-Zoino Associates of New York, P.C. ("GZANY") and GZA, dated July 26, 1989(1)

     10.22     Stockholders' Agreement among GZANY, Richard M. Simon and Joseph
               D. Guertin, Jr. dated May 1, 1996, together with related Powers of Attorney(3)

     10.23 Voting Trust Agreement among the Company, GZANY, Messrs. Simon and Guertin, and Richard M. Simon, as Trustee, dated May 1, 1996(3)

     10.24     Indemnification Agreement among the Company, GZA
               GeoEnvironmental, Inc. and Messrs. Simon and Guertin dated May 1, 1996(3)

     10.25     Security Agreement between GZANY and the Company dated July 26,
               1989(1)

     10.26 Credit Agreement among the Company, GZANY and GZA dated July 26, 1989(1)

     10.30 Revolving Credit and Term Loan Agreement among Fleet Bank and the Company and its subsidiaries and affiliate dated February 28, 1994(2)

     10.34     Amendment No. 1 to 1989 Incentive Stock Option Plan of the
               Company(2)

     10.35     GZA 1995 Stock Incentive Plan(2)

     10.37 Lease Agreement dated January 1, 1992 between GZRI Associates and GZA GeoEnvironmental, Inc. for the Providence, Rhode Island district office(2)

     10.38 Lease Agreement dated March 1, 1992 between GZAIAT Associates and GZA Drilling, Inc. for the Brockton, Massachusetts facilities of GZA Drilling, Inc.(2)

     10.39 Second Amendment dated December 11, 1991 to Indenture of Lease listed as Exhibit 10.2 hereto(2)

     10.40 Form of Confidentiality, Non-Disclosure and Restrictive Covenant Agreement between the Company and, respectively, Donald T. Goldberg, Andrew P. Pajak, M. Joseph Celi, Richard M. Simon, John
               E. Ayres, William E. Hadge, Lawrence Feldman, Joseph P. Hehir, Joseph D. Guertin, Jr., and certain other employees(2)

     10.42 Form of Group Life Insurance Plan for key employees; letter describing coverage levels(2)

     10.43 Form of Indemnity Agreement between the Company and its respective directors(2)

     10.51 Form of Assignment of Beneficial Interest between GZA GeoEnvironmental, Inc. ("Assignee") and, respectively, John E. Ayres, Joseph D. Guertin, Jr., and Steven J. Trettel ("Assignors"), dated June, 1996, to transfer each Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee.

     10.52 Form of Assignment of Beneficial Interest and Indemnity Agreement between GZA GeoEnvironmental, Inc. ("Assignee") and Donald T. Goldberg ("Assignor"), dated June,

               1996, to transfer Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee.

     13.1 Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1997

     22.1      Subsidiaries of the Registrant

     23.1      Consent of Independent Accountants

     27.1      Financial Data Schedule

     (1) Incorporated by reference to the similarly numbered exhibits included in the Company's Form S-1 Registration Statement, File No. 33-29369, filed with the Commission on June 16, 1989.

     (2) Incorporated by reference to the similarly numbered exhibits included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Commission on June 12, 1995.

     (3) Incorporated by reference to similarly numbered exhibits included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the Commission on May 24, 1996.

(b)  Reports on Form 8-K
     -------------------

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.

Date:       May 29, 1997                  /s/
                                          -----------------------------------
                                          Andrew P. Pajak
                                          Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                                   Date
---------                     -----                                   ----



 /s/ Andrew P. Pajak     Principal Executive                       May 29, 1997
----------------------   Officer and Director
Andrew P. Pajak


/s/ Joseph P. Hehir      Chief Financial Officer                   May 29, 1997
----------------------   (Principal Financial and Accounting
Joseph P. Hehir          Officer)


/s/ Donald T. Goldberg   Director                                  May 29, 1997
----------------------
Donald T. Goldberg


/s/ M. Joseph Celi       Director                                  May 29, 1997
----------------------
M. Joseph Celi


/s/ Lawrence Feldman     Director                                  May 29, 1997
----------------------
Lawrence Feldman


/s/ Joseph D. Guertin    Director                                  May 29, 1997
----------------------
Joseph D. Guertin


                         Director                                  May __, 1997
----------------------
Irvine G. Reinig, II


/s/ Paul F. Gorman       Director                                  May 29, 1997
----------------------
Paul F. Gorman


                         Director                                  May __, 1997
----------------------
Dr. Lewis Mandell


                         Director                                  May __, 1997
----------------------
Dr. Thomas W. Philbin


                         Director                                  May __, 1997
----------------------
Timothy W. Devitt

                                   SCHEDULE II




              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                        VALUATION AND QUALIFYING ACCOUNTS

                         Years Ended February 28, 1995,
                    February 29, 1996, and February 28, 1997

                                           Balance at   Charged to
                                           beginning    costs and                Balance at
            Description                     of year      expenses   Write-offs   end of year
            -----------                     -------      --------   ----------   -----------
Year ended February 28, 1995
  Allowance for doubtful accounts
  (deducted from accounts receivable) .... $460,000     $392,000     $168,000     $684,000


Year ended February 29, 1996
  Allowance for doubtful accounts
  (deducted from accounts receivable) .... $684,000     $240,000     $150,000     $774,000

Year ended February 28, 1997
  Allowance for doubtful accounts
  (deducted from accounts receivable) .... $774,000     $525,000     $455,000     $844,000


                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                Description                                          Page
------                -----------                                          ----


10.51    Form of Assignment of Beneficial Interest between GZA
         GeoEnvironmental, Inc. ("Assignee") and, respectively, John E. Ayres, Joseph D. Guertin, Jr., and Steven J. Trettel
         ("Assignor"), dated June, 1996, to transfer each Assignee's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to GZA GeoEnvironmental, Inc.

10.52 Form of Assignment of Beneficial Interest and Indemnity Agreement between GZA GeoEnvironmental, Inc. ("Assignee") and Donald T. Goldberg ("Assignor"), dated June, 1996, to transfer Assignee's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to GZA GeoEnvironmental, Inc.

13.1 Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1997

22.1     Subsidiaries of the Registrant

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule