Form 10-Q
period 1997-05-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1997-07-14
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997

                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to ________________
Commission file number   0-17882

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        04-3051642
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02164
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 969-0700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at June 30, 1997     4,013,548
                                                              ------------------

                                      INDEX

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                                                         Page
                                                                         ----

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

-        Consolidated Balance Sheets -
         May 31, 1997 and February 28, 1997                                 3

-        Consolidated Statements of Operations - (unaudited)
         Three Months Ended May 31, 1997 and 1996                           4

-        Consolidated Statements of Cash Flows - (unaudited)
         Three Months Ended May 31, 1997 and 1996                           5

-        Notes to Consolidated Financial Statements -
         May 31, 1997                                                       6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                  8

Item 6   Exhibits and Reports on Form 8-K                                   8

SIGNATURES                                                                  9

PART 1: FINANCIAL INFORMATION
 ITEM 1: FINANCIAL STATEMENTS

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                            CONSOLIDATED BALANCE SHEETS

                                                                        MAY 31, 1997         FEBRUARY 28, 1997
                                                                        ------------         -----------------
                                                                         (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents                                              $ 1,822,000            $ 4,229,000
  Available-for-sale securities                                            3,252,000              3,456,000
  Accounts receivable, net                                                13,206,000             13,059,000
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                  7,993,000              6,953,000
  Prepaid expenses and other current assets                                  362,000                371,000
  Deferred income taxes                                                    1,057,000              1,057,000
                                                                         -----------            -----------
         Total current assets                                             27,692,000             29,125,000
Property and equipment, net                                                5,449,000              5,514,000
Other assets, net                                                            919,000                896,000
                                                                         -----------            -----------
         Total assets                                                    $34,060,000            $35,535,000
                                                                         ===========            ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                                $ 3,302,000            $ 5,255,000
  Accrued payroll and expenses                                             3,883,000              4,064,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                               2,444,000              2,266,000
  Income taxes payable                                                       303,000                363,000
                                                                         -----------            -----------
         Total current liabilities                                         9,932,000             11,948,000
Deferred income taxes                                                        330,000                330,000
Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value;
  Authorized share 1,000,000;
  Issued and outstanding - none
Common Stock, $.01 par value;
  Authorized shares 14,000,000;
  Issued and outstanding - 4,013,548 at
  May 31, 1997 and 3,948,794 at
  February 28, 1997                                                           40,000                 39,000
Capital in excess of par value                                            14,372,000             14,202,000
Unrealized losses on available-for-sale securities                            (3,000)                (7,000)
Retained earnings                                                          9,389,000              9,023,000
                                                                         -----------            -----------
  Total stockholders' equity                                              23,789,000             23,257,000
                                                                         -----------            -----------
         Total liabilities and stockholders' equity                      $34,060,000            $35,535,000
                                                                         ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                         CONSOLIDATED STATEMENTS OPERATIONS

                                                                        THREE MONTHS ENDED MAY 31,
                                                                      1997                      1996
                                                                   (UNAUDITED)               (UNAUDITED)
                                                                  ------------              ------------

Revenues                                                          $ 12,856,000              $ 13,469,000
Reimbursable expenses                                                3,267,000                 3,510,000
                                                                  ------------              ------------
         Net revenues                                                9,589,000                 9,959,000

Costs and expenses:
  Salaries and related costs                                         6,795,000                 7,162,000
  General and administrative expenses                                2,256,000                 2,453,000
                                                                  ------------              ------------
         Income from continuing operations                             538,000                   344,000
                                                                  ------------              ------------

Other income (expense)
  Interest income                                                       72,000                    63,000
  Interest expense                                                           -                   (30,000)
                                                                  ------------              ------------
         Total other income, net                                        72,000                    33,000
                                                                  ------------              ------------
         Income from continuing operations before
           provision for income taxes                                  610,000                   377,000

Provision for income taxes                                             244,000                   151,000
                                                                  ------------              ------------
         Net income                                               $    366,000              $    226,000
                                                                  ============              ============

Net income per share                                              $       0.09              $       0.06
                                                                  ------------              ------------

Weighted average common and
  Common equivalent shares outstanding                               3,988,000                 3,901,000
                                                                  ------------              ------------


The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended May 31,
                                                                        1997                    1996
                                                                    (Unaudited)              (Unaudited)
                                                                   ------------             ------------

Cash flows from operating activities:
  Net income from continuing operations                            $   366,000              $   226,000
  Adjustments to reconcile net income from continuing
    Operations to net cash used by operating activities:
    Depreciation and amortization                                      294,000                  329,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net                   (147,000)                 242,000
    Increase in costs and estimated earnings
      in excess of billings on uncompleted contracts                  (862,000)              (1,964,000)
    Decrease (increase) in prepaid expenses                              9,000                  (38,000)
    Decrease in refundable income taxes                                      -                   49,000
    Decrease in accounts payable, trade                             (1,953,000)              (1,221,000)
    Decrease in accrued payroll and expenses                          (181,000)                (285,000)
    Decrease in income taxes payable                                   (60,000)                       -
                                                                   -----------              -----------
         Net cash used by operating activities                      (2,534,000               (2,662,000)
                                                                   -----------              -----------

Cash flows from investing activities:
  Decrease (increase) in available-for-sale securities                 204,000                 (250,000)
  Decrease in due from affiliate                                             -                  307,000
  Acquisition of property and equipment                               (225,000)                (321,000)
  Increase in other assets                                             (23,000)                 (14,000)
                                                                   -----------              -----------
         Net cash used by investing activities                         (44,000)                (278,000)
                                                                   -----------              -----------

Cash flows from financing activities:
  Net borrowings under notes payable                                         -                  378,000
  Repayment of long-term debt                                                -                 (202,000)
  Proceeds from issuance of common stock, net                          171,000                  177,000
                                                                   -----------              -----------
         Net cash provided by financing activities                     171,000                  353,000
                                                                   -----------              -----------
Net decrease in cash and cash equivalents                           (2,407,000)              (2,587,000)
Cash and cash equivalents at beginning of year                       4,229,000                3,318,000
                                                                   -----------              -----------
Cash and cash equivalents at end of period                         $ 1,822,000              $   731,000
                                                                   ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997


NOTE 1 -          BASIS OF  PRESENTATION


         The accompanying consolidated financial statements were prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1997, as filed with the Securities and Exchange Commission on May 29, 1997. Operating results for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1998.

NOTE 2 - CONTINGENCIES

         The Company is a party to several legal actions arising in the normal course of business. Management believes that the outcomes of legal actions to which it is a party will not, in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTH COMPARISON FOR FISCAL YEARS 1998 AND 1997

-        NET REVENUES. The Company's net revenues for the three months ended
         May 31, 1997 decreased by approximately $370,000 (3.7%) compared to the corresponding period in the prior fiscal year. The decrease is attributable primarily to a decrease of $102,000 in the volume of the Company's drilling services and lower prices received for engineering consulting and remediation contract activities.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended May 31, 1997 decreased by approximately $367,000 (5.1%) compared to the corresponding period in the prior fiscal year. The decrease reflects a reduction in payroll and health insurance cost as a result of reduction in the numbers of professional and support staff personnel.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 1997 decreased by approximately $197,000 (8.0%) compared to the corresponding period in the prior fiscal year. The decrease reflects lower claims and legal expenses which were offset by increased bad debt accruals. The prior year included a $175,000 charge as a result of the Company's decision to close the Gainesville, Florida drilling operation.

LIQUIDITY AND CAPITAL RESOURCES

         For the three month period ended May 31, 1997, $2,534,000 of net cash was used by operations, whereas for the three month period ended May 31, 1996, $2,662,000 of net cash was used by operations . The Company made capital expenditures of approximately $225,000 and $321,000 for the first three months of fiscal 1998 and 1997, respectively.

         The Company's working capital increased from $17,177,000 at February 28, 1997 to $17,760,000 at May 31, 1997.

         At May 31, 1997, the Company had cash on hand and cash equivalents of $1,822,000, and short-term investments of $3,252,000. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash on hand and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

PART II. OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS.

The Company is party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


27.               Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the three month period ended May 31, 1997.

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



                                         GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                                         ---------------------------------------




Date:  July 11, 1997
                                        ----------------------------------------
                                        JOSEPH P. HEHIR, Chief Financial Officer and Treasurer (Chief Accounting Officer)