Form 10-Q
period 1997-08-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1997-10-07
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      August 31, 1997
                               -----------------------

                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission file number   0-17882

                   GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                               04-3051642
      -------------------------------               -------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

    320 Needham Street, Newton Upper Falls, Massachusetts    02164
    -----------------------------------------------------------------
          (Address of principal executive officers)        (Zip Code)

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

Yes  X       No
   -----       -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at August 31, 1997   4,011,848
                                                                -------------

                                      INDEX

            GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                                                        Page
                                                                        ----


PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

-           Consolidated Balance Sheets -
            August 31, 1997 (unaudited) and February 28, 1997             3

-           Consolidated Statements of Operations - (unaudited)
            Three and Six Months Ended August 31, 1997 and 1996           4

-           Consolidated Statements of Cash Flows - (unaudited)
            Six Months Ended August 31, 1997 and 1996                     5

-           Notes to Consolidated Financial Statements
            August 31, 1997                                               6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-9


PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                            10

Item 4      Submission of Matters to a Vote of Security Holders          10

Item 6      Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                               11

PART 1: FINANCIAL INFORMATION
 ITEM 1: FINANCIAL STATEMENTS

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                          CONSOLIDATED BALANCE SHEETS

                                                      AUGUST 31, 1997        FEBRUARY 28, 1997
                                                      ---------------        -----------------
                                                        (UNAUDITED)

                ASSETS
Current assets:
 Cash and cash equivalents                              $ 3,481,000             $ 4,229,000
 Available-for-sale securities                            3,452,000               3,456,000
 Accounts receivable, net                                12,679,000              13,059,000
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                7,692,000               6,953,000
 Prepaid expenses and other current assets                  300,000                 371,000
 Deferred income taxes                                    1,057,000               1,057,000
                                                        -----------             -----------
        Total current assets                             28,661,000              29,125,000
Property and equipment, net                               5,262,000               5,514,000
Other assets, net                                           927,000                 896,000
                                                        -----------             -----------
        Total assets                                    $34,850,000             $35,535,000
                                                        ===========             ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Account payable, trade                                 $ 4,420,000             $ 5,255,000
 Accrued payroll and expenses                             3,488,000               4,064,000
 Billings in excess of costs and estimated earnings
  on uncompleted contracts                                2,244,000               2,266,000
 Income taxes payable                                       297,000                 363,000
                                                        -----------             -----------
        Total current liabilities                        10,449,000              11,948,000
Deferred income taxes                                       330,000                 330,000
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value;
 Authorized shares 1,000,000;
 Issued and outstanding - none
Common stock, $.01 par value;
 Authorized shares 14,000,000;
 Issued and outstanding - 4,011,848 at
 August 31, 1997 and 3,948,794 at
 February 28, 1997                                           40,000                  39,000
Capital in excess of par value                           14,373,000              14,202,000
Unrealized gains/(losses) on available-for-sale
 securities                                                   4,000                  (7,000)
Retained earnings                                         9,669,000               9,023,000
Treasury stock                                              (15,000)                      -
                                                        -----------             -----------
 Total stockholders' equity                              24,071,000              23,257,000
                                                        -----------             -----------
        Total liabilities and stockholders' equity      $34,850,000             $35,535,000
                                                        ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED AUGUST 31,    SIX MONTHS ENDED AUGUST 31,
                                                            1997            1996            1997            1996
                                                        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                        -----------     -----------     -----------     -----------

Revenues                                                $15,384,000     $15,042,000     $28,239,000     $28,511,000
Reimbursable expenses                                     5,819,000       5,351,000       9,085,000       8,861,000
                                                        -----------     -----------     -----------     -----------
        Net revenues                                      9,565,000       9,691,000      19,154,000      19,650,000


Costs and expenses:
 Salaries and related costs                               6,805,000       7,052,000      13,600,000      14,214,000
 General and administrative expenses                      2,362,000       2,358,000       4,618,000       4,811,000
                                                        -----------     -----------     -----------     -----------
        Income from continuing operations                   398,000         281,000         936,000         625,000
                                                        -----------     -----------     -----------     -----------

Other income (expense)
 Interest income                                             79,000          52,000         151,000         115,000
 Loss on sale of assets                                     (10,000)              -         (10,000)              -
 Interest expense                                                 -         (35,000)              -         (65,000)
                                                        -----------     -----------     -----------     -----------
        Total other income, net                              69,000          17,000         141,000          50,000
                                                        -----------     -----------     -----------     -----------
        Income from continuing operations before
         provision for income taxes                         467,000         298,000       1,077,000         675,000

Provision for income taxes                                  187,000         119,000         431,000         270,000
                                                        -----------     -----------     -----------     -----------
        Net income                                      $   280,000     $   179,000     $   646,000     $   405,000
                                                        ===========     ===========     ===========     ===========

Net income per share                                    $      0.07     $      0.04     $      0.16     $      0.10
                                                        -----------     -----------     -----------     -----------

Weighted average common and
 common equivalent shares outstanding                     4,007,000       3,932,000       4,000,000       3,916,000
                                                        -----------     -----------     -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED AUGUST 31,
                                                                  1997             1996
                                                               (UNAUDITED)      (UNAUDITED)
                                                               -----------      -----------

Cash flows from operating activities:
 Net income from continuing operations                          $  646,000      $   405,000
 Adjustments to reconcile net income from continuing
  operations to net cash used by operating activities:
  Depreciation and amortization                                    608,000          570,000
  Loss on sale of equipment                                         10,000            2,000
 Changes in assets and liabilities:
  Decrease in accounts receivable, net                             380,000        1,724,000
  Increase in costs and estimated earnings
   in excess of billings on uncompleted contracts                 (761,000)      (1,332,000)
  Decrease (increase) in prepaid expenses                           71,000          (95,000)
  Decrease in refundable income taxes                                    -           15,000
  Decrease in accounts payable, trade                             (835,000)      (1,623,000)
  Decrease in accrued payroll and expenses                        (576,000)        (148,000)
  Decrease in income taxes payable                                 (66,000)               -
                                                                ----------      -----------
        Net cash used by operating activities                     (523,000)        (482,000)
                                                                ----------      -----------

Cash flows from investing activities:
 Decrease in available-for-sale securities                           4,000           51,000
 Decrease in due from affiliate                                          -          394,000
 Proceeds from disposal of equipment                                78,000          118,000
 Acquisition of property and equipment                            (435,000)        (469,000)
 Increase in other assets                                          (28,000)         (46,000)
                                                                ----------      -----------
        Net cash (used) provided by investing activities          (381,000)          48,000
                                                                ----------      -----------

Cash flows from financing activities:
 Net repayments under notes payable                                      -         (712,000)
 Repayment of long-term debt                                             -         (398,000)
 Proceeds from issuance of common stock, net                       171,000          177,000
 Acquisition of treasury stock                                     (15,000)               -
                                                                ----------      -----------
        Net cash provided (used) by financing activities           156,000         (933,000)
                                                                ----------      -----------
Net decrease in cash and cash equivalents                         (748,000)      (1,367,000)
Cash and cash equivalents at beginning of year                   4,229,000        3,318,000
                                                                ----------      -----------
Cash and cash equivalents at end of period                      $3,481,000      $ 1,951,000
                                                                ==========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

           GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997


NOTE 1 -    BASIS OF  PRESENTATION

      The accompanying consolidated financial statements were prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1997, as filed with the Securities and Exchange Commission on May 29, 1997. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1998.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 1998 AND 1997

- NET REVENUES. The Company's net revenues for the three months ended August 31, 1997 decreased by approximately $126,000 (1.3%) compared with the corresponding period in the prior fiscal year. The decrease is primarily attributable to lower prices received for professional staff hours charged to contracts for geotechnical and environmental engineering consulting services. The decrease was offset by an increase in net revenues for the Company's drilling services and an increase in the chargeable hours of the professional staff for time charged to contracts.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended August 31, 1997 decreased by approximately $247,000 (3.5%) compared with the corresponding period in the prior fiscal year. The decrease primarily reflects a $131,000 reduction in salary and health insurance costs as a result of management's decision to close and consolidate offices during fiscal year 1997 and a $120,000 reduction in incentive compensation expense for the comparable period in fiscal year 1998.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense for the three months ended August 31, 1997 increased by approximately $4,000 (.2%) compared with the corresponding period in the prior fiscal year. The increase reflects approximately $159,000 in costs to upgrade information systems technology, to train staff to optimize use of hardware and software upgrades, to implement a training program for project managers, to update the Company's service and recruiting brochures, and to expand client services in the Mid Atlantic and Central New England regions and throughout the Company for the Information Systems Division. In addition, the Company experienced an increase in claims and legal expenses of approximately $239,000. These costs were offset by a reduction in reserves for bad debts of $148,000, a reduction in occupancy expense of $61,000, and the elimination of certain costs incurred in the comparable period of fiscal 1997, including $55,000 in CEO transition expenses and the $121,000 charge attributable to management's decision to close the Gainesville, Florida drilling operation.

SIX MONTH COMPARISON FOR FISCAL YEARS 1998 AND 1997

- NET REVENUES. The Company's net revenues for the six months ended August 31, 1997 decreased by $496,000 (2.5%) compared with the corresponding period in prior fiscal year. The decrease is attributable primarily to lower prices received for professional staff hours charged to contracts for geotechnical and environmental consulting services, partially offset by an increase in net revenues for the Company's drilling services and an increase in the chargeable hours of the professional staff for time charged to contracts.

- SALARIES AND RELATED COSTS. Salaries and related costs for the six months ended August 31, 1997 decreased by $614,000 (4.3%) compared with the corresponding period in the prior fiscal year. The decrease primarily reflects a reduction in salary and health insurance costs of $439,000 as a result management's decision to consolidate and close offices in fiscal year 1997 and a reduction in incentive compensation expense of approximately $147,000 for the comparable period in fiscal 1998.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended August 31, 1997 decreased by $193,000 (4.0%) compared with the corresponding period in the prior fiscal year. The decrease primarily reflects a reduction in occupancy expense of $65,000, and the elimination of certain costs incurred in the comparable period of fiscal 1997, including approximately $55,000 in CEO transition expenses and the $296,000 charge attributable to management's decision to close the Gainesville, Florida drilling operation. These reductions were offset in part by expenses of approximately $232,000 to upgrade information systems technology, to train staff to optimize hardware and software upgrades, to implement a training program for project managers, to update the Company's service and recruiting brochures, and to recruit senior technical and sales personnel to expand services in the Mid Atlantic and Central New England regions and for the Information Systems Division.

LIQUIDITY AND CAPITAL RESOURCES

      For the six month period ended August 31, 1997, $523,000 of net cash was used by operations. The Company made capital expenditures of approximately $435,000 for the first six months of fiscal 1998.

      The Company's working capital increased from $17,177,000 at February 28, 1997 to $18,212,000 at August 31, 1997.

      At August 31, 1997, the Company had cash on hand and cash equivalents of $3,481,000, and short-term investments of $3,452,000. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash on hand and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

PART II.    OTHER INFORMATION


ITEM I.     LEGAL PROCEEDINGS.

The Company is party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company. In addition, in March 1997, Nationwide Life Insurance Company ("Nationwide") initiated an action in the Massachusetts Superior Court for Suffolk County, entitled Nationwide Life Insurance Company v. San-Vel Concrete Corporation, LoneStar Industries, Inc., GZA Geo-Environmental Technologies, Inc. and Finegold Alexander & Associates, Inc. (the "Action"). The Action arises out of the 1995 collapse of a seven-story office building constructed in the early 1980's at 303 Congress Street in Boston, Massachusetts. The Action alleges that concrete pilings designed, fabricated and installed by GZA's co-defendants were defective and caused the building's foundation to settle, ultimately requiring its condemnation and demolition. GZA had been engaged to perform certain geotechnical engineering services with respect to the building. The Action alleges that GZA's services were negligent and contributed to the defective design and construction of the concrete pilings. Nationwide seeks damages in an unspecified amount from GZA and the other defendants. GZA is vigorously defending the Action and believes that it has meritorious defenses. Among other things, the Company believes the Action (which was brought more than twelve years after the building was opened for occupancy) is barred by the six-year statute of repose provided in Chapter 260, Section 2B of the Massachusetts General Laws, and that, even if the Action is not time-barred, the contract between GZA and Nationwide's predecessor-in-interest limits the liability of GZA to a maximum of $50,000. There can be no assurance, however, that the Company will be successful in asserting these defenses. Further, the Company's professional liability insurance carrier has to date disclaimed any obligation to defend or indemnify the Company in respect of the Action. The cost to the Company of litigating the Action on the merits may be substantial. The Company believes that it has established adequate reserves for the Action in light of the circumstances known to the Company at this time. However, protracted litigation, or an adverse outcome in the Action, which could include an award of substantial damages against the Company, could have a material adverse effect on the financial position and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the Annual Meeting of Stockholders (the "Annual Meeting") on July 15, 1997. At the Annual Meeting, M. Joseph Celi, Lewis Mandell, Andrew P. Pajak and William E. Hadge were elected to three-year terms as Class II directors of the Company. Following the Annual Meeting Donald T. Goldberg, Thomas W. Philbin and Irvine G. Reinig II continued in office as Class I directors of the Company and Timothy W. Devitt, Paul F. Gorman and Joseph D. Guertin, Jr. continued in office as Class III directors of the Company.

The number of votes cast in favor of and withheld from each nominee for election as a director at the Annual Meeting were as follows:

Nominee                      Votes For           Votes Withheld
-------                      ---------           --------------

M. Joseph Celi               2,855,375               616,904
Lewis Mandell                2,653,408               818,871
Andrew P. Pajak              3,406,634                65,645
William E. Hadge             3,416,530                55,749

At the Annual Meeting, the stockholders of the Company also ratified the appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending February 28, 1998. The number of votes cast for, against and abstaining from voting on such proposal were as follows:

Proposal                     Votes For       Votes Against           Abstaining
--------                     ---------       -------------           ----------

Ratification of Independent
Public Accountants           3,413,706          20,834                 37,739

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS


27.      Financial Data Schedule

(b)    REPORTS ON FORM 8-K

       The Company did not file any report on Form 8-K during the three month period ended August 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.




Date:  October 3, 1997              /s/ JOSEPH P. HEHIR
                                    --------------------------------------------
                                    JOSEPH P. HEHIR, Chief Financial Officer
                                    and Treasurer (Chief Accounting Officer)