Form 10-Q
period 1997-11-30
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1998-01-14
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ________ November 30, 1997 ____________________


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

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

Yes  [X]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at December 31, 1997    3,793,365
                                                                    ------------

                                      INDEX

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                                                            Page
                                                                            ----


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

  -       Consolidated Balance Sheets -
          November 30, 1997 (unaudited) and February 28, 1997                 3

  -       Consolidated Statements of Operations - (unaudited)
          Three and Nine Months Ended November 30, 1997 and 1996              4

  -       Consolidated Statements of Cash Flows - (unaudited)
          Nine Months Ended November 30, 1997 and 1996                        5

  -       Notes to Consolidated Financial Statements
          November 30, 1997                                               6 - 7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8 - 10


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                  11

Item 6    Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                          CONSOLIDATED BALANCE SHEETS


                                                    NOVEMBER 30, 1997  FEBRUARY 28, 1997
                                                    -----------------  -----------------
                                                      (Unaudited)
                         ASSETS

Current assets:
  Cash and cash equivalents                             $ 3,498,000       $ 4,229,000
  Available-for-sale securities                           3,140,000         3,456,000
  Accounts receivable, net                               12,927,000        13,059,000
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     9,305,000         6,953,000
  Prepaid expenses and other current assets                 213,000           371,000
  Deferred income taxes                                   1,057,000         1,057,000
                                                        -----------       -----------
     Total current assets                                30,140,000        29,125,000
  Property and equipment, net                             5,221,000         5,514,000
  Other assets, net                                         900,000           896,000
                                                        -----------       -----------
     Total assets                                       $36,261,000       $35,535,000
                                                        ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                               $ 3,731,000       $ 5,255,000
  Accrued payroll and expenses                            4,885,000         4,064,000
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                     3,106,000         2,266,000
  Income taxes payable                                      611,000           363,000
                                                        -----------       -----------
     Total current liabilities                           12,333,000        11,948,000
  Deferred income taxes                                     330,000           330,000
  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $.01 par value;
     Authorized shares 1,000,000;
     Issued and outstanding - none
  Common stock, $.01 par value;
     Authorized shares 14,000,000;
     Issued and outstanding - 4,019,840 (including
        treasury shares) at November 30, 1997 and
        3,948,794 at February 28, 1997                       40,000            39,000
Capital in excess of par value                           14,373,000        14,202,000
Unrealized gains/(losses) on available-for-sale
  securities                                                  6,000            (7,000)
Retained earnings                                        10,171,000         9,023,000
                                                        -----------       -----------
                                                         24,590,000        23,257,000
                                                        -----------       -----------
Less: common stock held in treasury, at cost
     (205,475 and 0 shares, respectively)                  (992,000)               --
                                                        -----------       -----------
  Total stockholders' equity                             23,598,000        23,257,000
                                                        -----------       -----------
     Total liabilities and stockholders' equity         $36,261,000       $35,535,000
                                                        ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended November 30,     Nine Months Ended November 30,
                                                       1997             1996             1997              1996
                                                   (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                   -----------      -----------       -----------       -----------

Revenues                                           $15,900,000      $15,376,000       $44,139,000       $43,887,000
Reimbursable expenses                                6,214,000        6,342,000        15,299,000        15,203,000
                                                   -----------      -----------       -----------       -----------
     Net revenues                                    9,686,000        9,034,000        28,840,000        28,684,000
Costs and expenses:
  Salaries and related costs                         6,889,000        6,721,000        20,489,000        20,935,000
  General and administrative expenses                2,050,000        3,027,000         6,668,000         7,838,000
                                                   ===========      ===========       ===========       ===========
     Income from continuing operations                 747,000         (714,000)        1,683,000           (89,000)
                                                   -----------      -----------       -----------       -----------
Other income (expense)
  Interest income                                       91,000           81,000           242,000           196,000
  Gain (loss) on sale of assets                          1,000            2,000            (9,000)            2,000
  Interest expense                                        --            (21,000)             --             (86,000)
                                                   ===========      ===========       ===========       ===========
     Total other income (expense), net                  92,000           62,000           233,000           112,000
                                                   -----------      -----------       -----------       -----------
     Income from continuing operations before
        provision for income taxes                     839,000         (652,000)        1,916,000            23,000

Provision (credit) for income taxes                    336,000         (161,000)          766,000           109,000
                                                   -----------      -----------       -----------       -----------
     Net income                                    $   503,000      $  (491,000)      $ 1,150,000       $   (86,000)
                                                   ===========      ===========       ===========       ===========

Net income per share                               $      0.12      $     (0.12)      $      0.28       $     (0.02)
                                                   -----------      -----------       -----------       -----------
Weighted average common and
  common equivalent shares outstanding               4,158,000        3,949,000         4,052,000         3,927,000
                                                   -----------      -----------       -----------       -----------



The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended November 30,
                                                                  1997             1996
                                                              (Unaudited)       (Unaudited)
                                                              -----------       -----------

Cash flows from operating activities:
  Net income (loss) from continuing operations                  $ 1,150,000       $   (86,000)
  Adjustments to reconcile net income from continuing
     operations to net cash used by operating activities:
     Depreciation and amortization                                  919,000           879,000
     Provision for inventory writedown                                   --           500,000
     Loss on sale of equipment                                       10,000           108,000
  Changes in assets and liabilities:
     Decrease in accounts receivable, net                           132,000         1,375,000
     Increase in costs and estimated earnings
        in excess of billings on uncompleted contracts           (1,512,000)         (889,000)
     Decrease in prepaid expenses                                   158,000             3,000
     Increase in refundable income taxes                                 --          (184,000)
     Decrease in accounts payable, trade                         (1,524,000)         (577,000)
     Increase in accrued payroll and expenses                       821,000           659,000
     Increase in income taxes payable                               248,000                --
                                                                -----------       -----------
          Net cash provided by operating activities                 402,000         1,788,000
                                                                -----------       -----------

  Cash flows from investing activities:
     Decrease in available-for-sale securities                      316,000           244,000
     Decrease in due from affiliate                                      --           399,000
     Proceeds from disposal of equipment                             77,000           159,000
     Acquisition of property and equipment                         (702,000)         (759,000)
     (Increase) decrease in other assets                             (4,000)          184,000
                                                                -----------       -----------
          Net cash (used) provided by investing activities         (313,000)          227,000
                                                                -----------       -----------
  Cash flows from financing activities:
     Net repayments under notes payable                                  --          (163,000)
     Repayment of long-term debt                                         --          (599,000)
     Proceeds from issuance of common stock, net                    172,000           178,000
     Acquisition of treasury stock                                 (992,000)               --
                                                                -----------       -----------
          Net cash (used) provided by financing activities         (820,000)         (584,000)
                                                                -----------       -----------
     Net (decrease) increase in cash and cash equivalents          (731,000)        1,431,000
     Cash and cash equivalents at beginning of year               4,229,000         3,318,000
                                                                -----------       -----------
     Cash and cash equivalents at end of period                 $ 3,498,000       $ 4,749,000
                                                                ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 1 -   BASIS OF  PRESENTATION

     The accompanying consolidated financial statements were prepared without audit by GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1997, as filed with the Securities and Exchange Commission on May 29, 1997. Operating results for the quarter and nine month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1998.

NOTE 2 -   ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has not yet determined whether the implementation of SFAS 128 will have any impact on the Company's financial reporting.

     In February 1997, the FASB issued Statement No. 129 (SFAS 129), "Disclosure of Information about Capital Structure," which eliminates the exemption of nonpublic entities from certain disclosure requirements of APB Opinion No. 15 as provided by FASB Statement No. 21. SFAS 129 is effective for periods ending after December 15, 1997. Management has determined that the implementation of SFAS 129 will have no impact on the Company's financial reporting.

     In June 1997, the FASB issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income, " which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS 130 will have any impact on the Company's financial reporting.

     In July 1997, the FASB issued Statement No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which establishes a new approach for determining segments within a company and reporting information on those segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined whether the implementation of SFAS 131 will have any impact on the Company's current method of disclosing business segment information.

NOTE 3 -   TREASURY STOCK;  STOCK REPURCHASE PROGRAM

     In July 1997, the Board of Directors authorized a stock repurchase program under which management of the Company was authorized to repurchase up to 250,000 shares of the Company's common stock in the open market at prevailing prices. The amount and timing of stock repurchases depends on market conditions, shares prices and other factors. During the nine-month period ended November 30, 1997, the Company repurchased 205,475 shares of common stock, at a cost of $992,000. In December 1997, the Board of Directors increased the aggregate number of shares that management was authorized to repurchase, including shares repurchased to date, from 250,000 to 500,000. The Company may suspend or discontinue its stock repurchase program at any time.

NOTE 4 -   CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 1998 AND 1997

- NET REVENUES. The Company's net revenues for the three months ended November 30, 1997 increased by $653,000 (7.2%) compared with the corresponding period in the prior fiscal year. The increase is primarily attributable to a $634,000 increase in net revenues from the Company's drilling operations which were affected negatively in the prior year by a $500,000 non-recoverable inventory write-down.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended November 30, 1997 increased by $168,000 (2.5%) compared with the corresponding period in the prior fiscal year. The increase is primarily attributable to $133,000 in lower base salary costs which were offset by an increase in Incentive Compensation Plan expense of $159,000 and an increase in medical claims expense of $155,000.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense for the three months ended November 30, 1997 decreased by $977,000 (32.3%) compared with the corresponding period in the prior fiscal year. The decrease primarily reflects reduced occupancy cost of $169,000 based on management's decision to close or consolidate offices last fiscal year and a $250,000 goodwill expense incurred in fiscal 1997 to write off goodwill for a March 1992 acquisition. In addition, employee relocation, bad debt, claims and legal expenses were $286,000 lower in the three months ended November 30, 1997 than in the corresponding period of fiscal 1997.

 NINE MONTH COMPARISON FOR FISCAL YEARS 1998 AND 1997

- NET REVENUES. The Company's net revenues for the nine months ended November 30, 1997 increased by $156,000 (.5%) compared with the corresponding fiscal period. The increase is attributable primarily to a $789,000 increase in net revenues for drilling services which were affected negatively in the prior year by a $500,000 non-recoverable inventory write-down. The increase in net revenues from drilling operations was offset by a $633,000 reduction in net revenues from consulting activities in fiscal 1998.

- SALARIES AND RELATED COSTS. Salaries and related costs for the nine months ended November 30, 1997 decreased by $446,000 (2.1%) compared with the corresponding period in the prior fiscal year. The decrease primarily reflects a $307,000 reduction in base salary costs and a $111,000 decrease in medical claims expense.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended November 30, 1997 decreased by $1,170,000 (14.9%) compared with the corresponding period in the prior fiscal year. The decrease primarily reflects reduced occupancy cost of $232,000 based on management's decision to close or consolidate offices last fiscal year, $250,000 in goodwill expense incurred in fiscal 1997 to writeoff goodwill for a March 1992 acquisition, and $300,000 in expenses incurred in fiscal 1997 as a result of closing the Gainesville, Florida drilling operation. In addition, bad debt, claims, legal and insurance expenses were $439,000 lower in the nine months ended November 30, 1997 than in the corresponding period of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine month period ended November 30, 1997, $402,000 of net cash was provided by operations. The Company made capital expenditures of approximately $702,000 for the first nine months of fiscal 1998.

     The Company's working capital increased from $17,177,000 at February 28, 1997 to $17,807,000 at November 30, 1997.

     Pursuant to stock repurchase program authorized by the Board of Directors in July 1997, the Company expended $992,000 for the purchase of 205,475 shares for the first nine months of fiscal 1998. In December 1997 the Board of Directors increased the aggregate number of shares that management is authorized to repurchase (including shares purchased to date) from 250,000 to 500,000.

     At November 30, 1997, the Company had cash on hand and cash equivalents of $3,498,000, and short-term investments of $3,140,000. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash on hand and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

     OTHER ACCOUNTING MATTERS

     The Company evaluated its present in-house computer applications and their functionality with respect to the "year 2000" and determined that no material cost will be incurred in the current or future fiscal years to maintain the quality and integrity of data generated currently.

     FORWARD LOOKING STATEMENTS

     The Company may make or publish statements or this report may contain projections, estimates, and predictions relating to anticipated financial performance, potential contract value, pending claims or litigation, business strategy, plans, acquisitions, or technological developments and other matters. A number of risks and uncertainties could materially affect these forward looking statements, and the Company's results of operations. These risks and uncertainties include, but are not limited to competition, market pricing pressures, changes in federal, state, and local legislation and regulations, ability of the Company to execute projects within contracted cost estimates, current or future claims made against the Company, ability of the Company to resolve contract and change order disputes favorably and availability of qualified personnel to execute contracts and work plans.

PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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

On November 28, 1997, the Company's motion for summary judgment was granted by the Court, on the ground that the action is barred by the six-year statute of repose. That order has not been appealed by the plaintiffs. However, the time for appeal has not yet expired, and a final judgment in favor of the Company has not yet been entered. If an appeal from the Court's summary judgment order in favor of the Company is timely filed and is successful and if the matter proceeds to trial, there can be no assurance that the Company will be successful in defending the Action on the merits, and the cost of such a defense could be substantial. The Company believes that it has established adequate reserves for the Action in light of the circumstances known to the Company at this time. However, protracted litigation, or an adverse outcome in the Action, which could include an award of substantial damages against the Company, could have a material adverse effect on the financial position and results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        3.1     Restated Certificate of Incorporation of the Company (1)

        3.3     Amended and Restated By-Laws of the Company (2)


        27.     Financial Data Schedule for the period ended November 30, 1997.

(b)     REPORTS ON FORM 8-K

        The Company did not file any report on Form 8-K during the three month period ended November 30, 1997.


















(1) Incorporated by reference to the similarly numbered exhibit included in the Company's Form S-1 Registration Statement, File No. 33-29369, filed with the Commission on June 16, 1989.


(2) Incorporated by reference to the similarly numbered exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Commission on June 12, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.




Date: January 13, 1998

                              /s/ JOSEPH P. HEHIR
                              -----------------------------------------------
                              JOSEPH P. HEHIR, Chief Financial Officer
                              and Treasurer (Chief Accounting Officer)