Form 10-K
period 1998-02-28
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1998-05-29
CIK 852004

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998 Commission File No. 0-17882

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

       Registrant's telephone number, including area code: (617) 969-0050

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          ----------------------------
                          Common stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes                  No  X
                          ---                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of Shares of Common Stock
outstanding at May 22, 1998         4,066,968
                                    ---------

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant (i.e., stockholders who are not directors or officers of the registrant and are not otherwise persons who control or are controlled by or under common control with the registrant) was $17,546,700 as of May 22, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders of the registrant for fiscal year 1998 are incorporated by reference in Part II. The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended February 28, 1998. Certain portions of such definitive proxy statement are incorporated by reference in Part III of this Form 10-K.

                  The Index to Exhibits is located at Page 20.

                                     PART I
                                     ------

ITEM 1. BUSINESS

GENERAL

GZA GeoEnvironmental Technologies, Inc. ("GZA" or the "Company") provides geotechnical engineering, environmental consulting, environmental remediation and information systems and management services to industrial, commercial, financial, public service and government clients. Geotechnical services involve the evaluation of soil, rock and groundwater conditions for the design and construction of buildings, highways, tunnels, dams, piers and other structures. Environmental services range from the initial assessment and evaluation of contaminated sites to the design, construction and operation of remediation systems to treat, control or remove contamination. GZA also helps clients to plan, coordinate and implement effective environmental and occupational health and safety management programs. GZA designs and implements environmental health and safety information management systems, applications and networks focused on intranet networking platforms. The Company also provides drilling, laboratory and instrumentation services in support of environmental and geotechnical activities, and through its Information Systems Division ("ISD"), provides integrated information management services.

GZA's strategy is to provide vertically integrated services that range from the identification of a potential problem through the design and implementation of a solution, although the Company often enters into contracts requiring only one of its services. Management believes that the Company's ability to combine environmental, geotechnical and information systems capabilities differentiates GZA from many of its competitors. Environmental problems frequently involve soil and groundwater contamination. Often, geotechnical expertise is essential in developing the best remedial solutions, which may involve excavation and removal of contaminated soil and groundwater, containment by subsurface and surface hydraulic barriers, and management of groundwater flow through soil and rock. In such situations, GZA's geotechnical and environmental personnel work together to evaluate and develop engineered solutions to environmental problems. The Company's ISD gives clients greater power and flexibility to control their operation and comply with complex regulations. Management believes that these complementary skills enable GZA to offer a broad technical approach and efficient solutions to clients' problems.

The Company provides services to clients through its subsidiaries and affiliates. Environmental consulting, environmental remediation, geotechnical and information management services are performed primarily by GZA GeoEnvironmental, Inc., and drilling operations are performed primarily by GZA Drilling, Inc., both of which are wholly owned subsidiaries of the Company. Certain services in New York are provided by the Company's affiliate, Goldberg-Zoino Associates of New York, P.C., doing business as GZA GeoEnvironmental of New York, a professional corporation owned by officers, directors and stockholders of the Company. Aquaterra Environmental Consultants Limited, ("Aquaterra") the Company's 50%-owned joint venture in the United Kingdom, provides environmental services in Europe.

SERVICES

The Company's services can be divided into four broad categories: geotechnical engineering, environmental consulting, environmental restoration, and information management services. Any given project may involve activities in more than one of these categories.

GEOTECHNICAL ENGINEERING SERVICES

The Company's geotechnical engineers analyze the properties of soil and rock to develop recommendations and specifications for the design and construction of structures and civil works projects. Clients include engineers and architects, construction firms, public agencies, real estate developers and property owners.

SOIL AND ROCK ENGINEERING. GZA provides engineering services for the analysis, design and construction monitoring of geotechnical construction challenges such as earthwork, braced excavations, dewatering, slope stability, geosynthetics and ground improvement.

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

TUNNELS. GZA provides geotechnical engineering for the design and construction of shafts, tunnels and underground chambers in soil and rock for mass transit programs, utilities, water supply systems, storm water runoff management systems, highways and other uses. Services range from geological investigations and mapping to recommendations for structural design and construction to installation and monitoring of instrumentation.

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

SERVICES TO CONTRACTORS. GZA assists construction companies with specialized technical services that deal with design, safety, environmental and quality control issues. Examples of these services include:

  -  Pile Driving Studies/Testing      -  Vibration/Noise Monitoring
  -  Earthwork Control                 -  Health and Safety Plans
  -  Cofferdam/Underpinning Design     -  Environmental Monitoring and Reporting
  -  Dewatering System Design


ENVIRONMENTAL CONSULTING SERVICES

The Company provides a wide variety of services that deal with environmental issues, seeking solutions that address regulatory requirements that are acceptable to clients in terms of both cost and risk.

ENVIRONMENTAL MANAGEMENT AND REGULATORY COMPLIANCE SERVICES. GZA's integrated services help clients plan, coordinate and implement effective strategies to comply with environmental and occupational health and safety regulations. Services include:

  -  Compliance and Management Systems Audits       -  Strategic Planning
  -  Regulatory Training                            -  ISO 14000 Services
  -  Occupational Health & Safety                   -  Permitting Assistance
  -  Wastewater Management                          -  Air Quality Engineering
  -  Solid and Hazardous Waste Management           -  Environmental Information
  -  Pollution Prevention                              Management
  -  Raw Materials Storage and Management           -  Community Relations

ENVIRONMENTAL INVESTIGATIONS OF CONTAMINATED SITES AND FACILITIES. GZA performs all aspects of environmental investigations for projects ranging from Superfund sites to individual leaking underground storage tanks. Services include:

  -  Hydrogeologic and Remedial Studies
  -  Facility Evaluation and Voluntary Corrective Actions
  -  Feasibility Studies and Remedial Design

RISK ASSESSMENT. GZA helps clients evaluate environmental data and quantify potential risks posed to human or ecological receptors. Services include:

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

PROPERTY TRANSFER STUDIES/ENVIRONMENTAL SITE ASSESSMENTS. GZA helps clients assess risks associated with the purchase or management of real estate and businesses. Services include:

  -  Phase I and Phase II Environmental Site and Physical Condition Assessments
  -  Regulatory Compliance Audits of Operating Facilities

WATER RESOURCES ASSESSMENTS. GZA conducts water quality and benthic condition surveys of reservoir and riverine systems, physical condition assessments for dams and pumping networks associated with water supply facilities, and dredge materials management investigation related to navigation channels.

SOLID WASTE MANAGEMENT SERVICES. GZA assists the owners and operators of transfer stations and landfills in the siting, design, construction, operation, maintenance, remediation, and closure of facilities. Services include:

  -  Feasibility Studies                        -  Construction Management and
  -  Environmental Impact Studies                  Quality Inspection/Testing
  -  Geologic and Hydrogeologic Evaluations     -  Facility Operation
  -  Permitting                                 -  Closure/Post Closure
  -  Facility Design                            -  Environmental Remediation

ENVIRONMENTAL RESTORATION SERVICES

GZA provides engineering, construction and construction management services to help clients locate, identify and remediate environmental contamination. GZA can design and implement its own restoration plan or construct and operate cleanup systems designed by others.

DESIGN AND CONSTRUCTION OF ENVIRONMENTAL TREATMENT SYSTEMS. GZA performs some or all aspects of design, construction, installation, and start-up of remedial treatment systems. These systems utilize remediation techniques such as: soil stabilization/fixation, soil vapor extraction, counter-current aeration, carbon absorption, thermal desorption and bioremediation. Remote monitoring, operation and control using radio, dial-up and web-based information systems add value to GZA remedial designs.

OPERATION AND MAINTENANCE SERVICES. GZA provides traditional and remote telemetry-based operation and maintenance services for treatment systems as well as performance evaluations, including periodic sampling and analyses of contaminants to monitor cleanup progress.

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

REMOVAL OR REPLACEMENT OF TANKS AND PIPING SYSTEMS. GZA provides underground storage tank testing and assessment; regulatory compliance audit and planning services; and management of tank or piping upgrade, removal and installation.

ASBESTOS AND LEAD MANAGEMENT AND ABATEMENT. GZA provides a variety of services including asbestos survey and lead risk assessments, management of the abatement process, air quality monitoring and development and periodic review of asbestos management programs.

FACILITY CLOSURE AND RESTORATION. GZA provides integrated remediation services to clients that are closing facilities and/or restoring contaminated sites for redevelopment. Multi-phase services include environmental assessments, cost-benefit analysis and remedial design and construction management. Applications include facility/equipment decontamination and decommissioning as well as lagoon and landfill closures. Projects can be delivered via conventional owner, engineer, contractor, contractual relationships and design-remediate project delivery mechanisms that include fixed price to closure agreements.

INFORMATION MANAGEMENT SERVICES

The Company's ISD develops and delivers information management solutions to clients, as well as administers the Company's internal information management strategy. This division complements and enhances the Company's traditional role as a services firm, largely in the business of acquiring, accumulating and processing data, and presenting information to, or on behalf of, its clients. ISD's approach to information management combines the latest information technology, the communication and computing power of internal information systems (intranets), the resources of the Internet and sound principles of the strategic use of information. Information-related services and systems that GZA's ISD provides to its clients include: 1) services and products that enhance the ability of a client to utilize data within its own organization and improve operational and management efficiency, particularly in the area of environmental and health and safety information management, 2) services and products that enhance communication between GZA and its client and 3) services and products that enhance communication between a client and the outside world, including buyers of the client's products. GZA's products and services are primarily web-enabled applications that enhance the client's use of the Internet and intranets.

Examples of these applications include the following:

CustomerLink(SM). CustomerLink(SM) is a web-based application that allows clients to access information concerning their projects that is maintained on GZA's systems. Through CustomerLink(SM), clients enter a secure on-line environment where they can access electronic file cabinets of project-specific information or collaborate with their project teams. This allows them to directly participate in their projects from anywhere in the world.

Safety/Health Incident Tracking System. The Safety/Health Incident Tracking System simplifies and automates the recording, tracking, analysis and reporting of work-related illness and injury incident information. This web-based application allows personnel designated by the client to enter plant-specific incident data on-line, which can be used to update a central database at the client's facility or at its corporate headquarters. The database produced by the system complies with OSHA 101 data collection requirements and provides a variety of other time-saving features.

InfoLink(SM). InfoLink(SM) is a web-based environmental information management system designed to simplify and streamline environmental health and safety information management reporting. A modular suite of easily customized applications that are deployed according to a client's specific needs and priorities, InfoLink(SM) modules include MSDS Management, Safety/Health Incident Tracking, Chemical Tracking and Reporting, Employee Training Management, Storage Tank Management and IS014000 Environmental Management, as well as other custom applications.

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

GEOTECHNICAL INSTRUMENTATION. GZA's Soil and Rock Instrumentation Division ("SRI") supports the Company's geotechnical and environmental projects, and also provides specialty geotechnical instrumentation and engineering services to the heavy construction industry and other clients. SRI maintains an instrumentation laboratory and a fabrication shop. On geotechnical projects, SRI designs, installs and monitors instruments to observe excavation support systems, tunnels, and deep foundations during construction. On environmental projects, SRI performs automated pump tests to determine aquifers characteristics. SRI also works with ISD and develops web-based applications and custom software to be used in automatic data acquisition systems for dams and construction projects in which rapid collection and analysis of data are required.

LABORATORIES. GZA's Environmental Chemistry Laboratory analyzes soil, water, air and waste samples in connection with GZA's environmental studies. GZA's Mobile Laboratory and Vibratory Drill Rigs provide field sampling and small diameter well installation as well as on-site, real-time chemical analyses. GZA's Geotechnical Laboratory performs analyses to determine the permeability, strength, compressibility and other engineering properties of rock cores and soil samples. The Geotechnical Laboratory also determines geomembrane seam strength as well as frictional resistance between geomembranes and soils or other geosynthetics.

DRILLING. GZA performs drilling, sampling and installation of monitoring and recovery wells for clients that have engaged GZA to provide other services for other contractors and for government agencies. Drilling to obtain samples usually forms part of the subsurface investigation phase of both environmental and geotechnical projects. The drilling operation also provides dewatering and pump testing support services.

JOINT VENTURE
-------------

AQUATERRA (U.K.)

In 1991, the Company entered into a joint venture with Carl Bro Group (U.K.) Limited ("CarlBro") to form Aquaterra Environmental Consultants Limited, a limited liability company whose stock is owned equally by the Company and Carl Bro. Originally located in Leeds, Great Britain, Aquaterra has recently expanded to London and Edinburgh where it provides services related to contaminated land and groundwater and to environmental concerns of operating facilities as well as geotechnical engineering.

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

In fiscal year 1998, the Company was actively engaged in approximately 3,500 assignments for approximately 1,700 clients. These assignments ranged from brief projects (of one month or less) such as environmental site assessments and geotechnical foundation evaluations to long-term projects such as multi-year hazardous waste cleanups and geotechnical infrastructure projects. Most of the Company's assignments were short-term (less than six months in duration), and management estimates that 40% of net revenues in fiscal 1998 were derived from projects for which net revenues were $50,000 or less. In fiscal year 1998, no one customer accounted for more than 10% of the Company's net revenues.

BACKLOG
-------

As of April 30, 1998 the Company had a backlog of orders it believed to be firm of approximately $26 million. This amount includes estimated amounts under orders on a time and materials, unit price or other basis without a fixed price, and represents gross revenues, including cost of services and materials subcontracted to third parties. Backlog at April 30, 1998 excludes the value of government contracts that have been awarded but have not yet been executed and/or funded, as well as the value of contract options that have not yet been exercised. As of April 30, 1997, the Company had a backlog of orders calculated on same basis of approximately $29 million. Because work under the Company's orders can in general be terminated by the client at any time, there is no assurance that all the amounts included in backlog will ultimately be realized, even if covered by written contracts or task orders.

COMPETITION
-----------

The markets for environmental and geotechnical services have become increasingly competitive. At each district office and for each service offered, the Company competes with many different firms, ranging from small local firms to large regional and national firms having substantially greater financial and marketing resources than the Company. Competition in both the environmental and geotechnical services markets is based primarily on quality, diversity of services, geographic location, price and reputation. In some geographic markets, GZA provides environmental engineering and consulting, geotechnical engineering design and contractor support services. Some state and local statutes and regulations may inhibit the Company's ability to compete for construction work in areas at or near sites where the Company has formerly provided engineering or design services. Management believes the Company is one of a few firms that offers a combination of environmental consulting, remediation, geotechnical engineering with integrated information management services. Management believes that its ability to provide this range of services enhances the Company's competitive position in its market areas.

IMPACT OF ENVIRONMENTAL REGULATION
----------------------------------

The business of the Company and its clients are subject to a wide range of overlapping federal, state and local laws and regulations concerned with protection of the environment. These laws and regulations have helped to create a demand for many of the services offered by the Company. Changes in environmental laws and regulations, in the regulatory climate generally, and in the resources available to and priorities of the federal, state and local agencies responsible for enforcement of environmental laws and regulations could materially affect demand for the Company's services.

Reductions of the budgets of the U.S. Environmental Protection Agency ("EPA"), Department of Defense ("DOD") and ongoing legislative proposals to narrow the scope of the federal Superfund and Clean Water Acts, and delays in EPA rule making could result in reduced demand for the Company's services. Conversely, regulatory reform initiatives designed to shift responsibility for environmental compliance and enforcement from government agencies to private parties could create new opportunities for the Company. Such privatization initiatives have been taken in Massachusetts and Connecticut where, under a statute analogous to the federal Superfund Act, supervision of the clean-up of contaminated sites has for the most part been delegated by state regulatory officials to "Licensed Site Professionals" or "Licensed Environmental Professionals" employed by private entities. The Company employs a number of individuals qualified and licensed in these and other states in which the Company provides services. Regulatory reform initiatives may also reduce the cost of environmental cleanups and therefore may activate private remediation projects that have been pending. Whether such initiatives will lead to an increased need for the Company's services is not yet known, and there can be no assurance that changes in the regulatory climate and in environmental statutes and regulations will not result in reduced demand for such services.

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

OTHER REGULATIONS. In addition to federal environmental regulations, many states and local authorities have enacted laws regulating activities affecting the environment, some of which impose differing, and sometimes stricter, standards than their federal counterparts. Examples include a variety of statutes related to "Brownfields" initiatives. Brownfields are abandoned or underutilized properties where actual or perceived contamination may interfere with redevelopment. Many states are encouraging reuse of such sites through the promulgation of regulations that establish clean-up standards based on current risks and reasonably foreseeable future site use, rather than theoretical risks and unlikely end uses that always require "clean closure" prior to redevelopment. Some states may also provide covenants not to sue or "no further action required" agreements that document the regulators' acceptance of the clean-up process. Such covenants and agreements may be transferable with the property. The Company is working on a number of projects involving Brownfields sites, providing services ranging from initial investigation through final construction. The Company is also seeking investments in contaminated property to apply its remediation experience to produce attractive financial returns through a limited liability company, or other affiliations with experienced property developers, the Company is seeking premium returns with controlled risks.

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

Some statutes and judicial decisions impose strict liability on a party that causes or contributes to the release of contaminants into the environment, even if the party acted without negligence or fault. Under certain circumstances, a government or private party might allege that the Company's own analytical, consulting or remedial activities subjected the Company to liability under various statutes or regulations. Services by the Company's environmental consultants as Licensed Site and Licensed Environmental Professionals may expose the Company to additional liability. In addition to its potential liability under statutes and common law, the Company sometimes agrees to indemnify clients for losses and expenses they may incur as a result of the Company's services, some of which may not be covered by the Company's insurance.

The Company's information management services also pose risks associated primarily with systems security.

The Company maintains comprehensive programs for risk management, health and safety training and medical monitoring of its field employees, quality assurance and quality control and loss prevention. The Company seeks to include in its client contracts provisions that limit GZA's liability to the client and that require the client to indemnify GZA for costs and liabilities not caused by the Company's negligence or misconduct. However, not all contracts include these provisions, and there is no assurance that such, provisions can be enforced or that the client will have adequate financial resources to stand behind its indemnity.

The Company has a broad-range insurance program with large commercial insurers designed to limit exposure arising out of its activities. It maintains comprehensive general, automobile and excess liability coverage with aggregate limits of $15 million written on an occurrence basis. The Company's property is insured for loss or damage. It also maintains an environmental professional liability policy that covers professional liability, contractor's environmental liability and completed operations, with an aggregate limit of $5 million in excess of a deductible of $500,000, written on a claims-made basis for occurrences since 1986. The law concerning the extent of coverage available under the Company's liability insurance policies in the context of environmental claims is unsettled and is likely to remain unsettled in the foreseeable future. All of the Company's policies permit termination by the insurer without cause. There is no assurance that the Company will be able to maintain or replace its insurance policies, that premiums will remain at levels that economically permit the maintenance of such coverage, that all claims that may be asserted against the Company will be covered by insurance or that such claims will not exceed the coverage limits.

EMPLOYEES
---------

On April 30, 1998, the Company had 442 employees, including 339 technical personnel. The Company's technical staff consists of civil and environmental engineers, geologists, drillers and a number of specialists in such fields as hydrology, chemistry, toxicology, biology and industrial hygiene. Management believes that the future success of the Company depends in large part on its ability to continue to attract and retain qualified professional staff. The market for such professionals is competitive.

ITEM 2. PROPERTIES

The Company's corporate and administrative headquarters, and one of its district offices, are located in Newton Upper Falls, Massachusetts, where the Company occupies two buildings. One of the buildings is approximately 42,000 square feet and has a lease that extends through February 2001. During fiscal year 1998, the Company paid approximately $714,000 in base rent for this facility. The other location in Newton Upper Falls is for approximately 14,000 square feet. In fiscal year 1998, the Company paid approximately $140,000 in base rent for this facility.

The Company leases 20 other principal facilities located in: Vernon, Connecticut; Duluth, Georgia; Portland, Maine; Brockton, Massachusetts; West Newton, Massachusetts; Worcester, Massachusetts; Livonia, Michigan; Grand Rapids, Michigan; Manchester, New Hampshire; Wayne, New Jersey; Hammonton, New Jersey; Buffalo, New York; Great Neck, New York; Rochester, New York; Charlotte, North Carolina; Coraopolis, Pennsylvania; Providence, Rhode Island; Dallas, Texas; Rutland, Vermont; and Pewaukee, Wisconsin. These other facilities have a combined square footage of approximately 98,000 square feet. Aggregate base rent for all facilities leased by the Company (other than its facilities in Newton Upper Falls) during fiscal year 1998 totalled approximately $1,193,000. The lease terms expire at various times through September 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption "Supplemental Information" in the Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1998 (the "1998 Annual Report"), in the form included as
Exhibit 13.1 to this Annual Report on Form 10-K, is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES. During the three year period ended February 28, 1998, the Company issued to 18 employees, without registration under the Securities Act of 1933, as amended (the "Act"), an aggregate of 35,881 shares of the Company's Common Stock ("Restricted Stock") pursuant to the Company's 1995 Stock Incentive Plan. The Restricted Stock was awarded as additional compensation in the nature of a bonus, and no separate consideration was paid by the recipients. The issuances of Restricted Stock were exempt from the registration requirements of Section 5 of the Act, by virtue of the exception set forth in Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

The information appearing under the caption "Summary Financial Information" in the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in the 1998 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held on July 14, 1998 (the "1998 Proxy Statement"), to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  Documents filed as part of the report:

     (1) The following consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate included in the 1998 Annual Report are incorporated by reference in Item 8:

            Report of Independent Accountants.

            Consolidated Balance Sheets at February 28, 1998 and 1997.

            Consolidated Statements of Operations for the fiscal years ended February 28, 1998, 1997 and February 29, 1996.

            Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1998, 1997 and February 29, 1996.

            Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1998, 1997 and February 29, 1996.

            Notes to Consolidated Financial Statements for the fiscal years ended February 28, 1998, 1997 and February 29, 1996.

     (2) The following consolidated financial statement schedule of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate is included in this report:

         Report of Independent Accountants

                                                                       Page
                                                                       ----
         Schedule II     Valuation and Qualifying Accounts              18

     (3) EXHIBITS.

EXHIBIT NO.   DESCRIPTION

3.1*          Restated Certificate of Incorporation of the Company

3.3*          Amended and Restated By-Laws of the Company

4.1*          Specimen certificate for the Common Stock of the Company

10.2* Indenture of Lease dated September 5, 1984 and effective as of December 1, 1981, and First Amendment to Indenture of Leases, between GZA and Donald T. Goldberg and William S. Zoino, for the GEO Building, Newton Upper Falls, Massachusetts

10.6*         1989 Incentive Stock Option Plan of the Company

10.7*         1989 Non-Qualified Stock Option Plan of the Company

10.21* Support Services Agreement among the Company, Goldberg-Zoino Associates of New York, P.C. and GZA, dated July 26, 1989


10.22***      Stockholders' Agreement among GZANY, Richard M. Simon and Joseph
              D. Guertin, Jr. dated May 1, 1996, together with related Powers of Attorney

10.23*** Voting Trust Agreement among the Company, GZANY, Messrs. Simon and Guertin, and Richard M. Simon, as Trustee, dated May 1, 1996

10.24*** Indemnification Agreement among the Company, GZA GeoEnvironmental, Inc. and Messrs. Simon and Guertin dated May 1, 1996

10.25*        Security Agreement between GZANY and the Company dated July
              26,1989

10.26*        Credit Agreement among the Company, GZANY and GZA dated July 26,
              1989

10.30** Revolving Credit and Term Loan Agreement among Fleet Bank and the Company and its subsidiaries and affiliate dated February 28, 1994

10.34**       Amendment No. 1 to 1989 Incentive Stock Option Plan of the Company

10.35**       GZA 1995 Stock Incentive Plan

10.37** Lease Agreement dated January 1, 1992 between GZRI Associates and GZA GeoEnvironmental, Inc. for the Providence, Rhode Island district office

10.38** Lease Agreement dated March 1, 1992 between GZAIAT Associates and GZA Drilling, Inc. for the Brockton, Massachusetts facilities of GZA Drilling, Inc.

10.39** Second Amendment dated December 11, 1991 to Indenture of Lease listed as Exhibit 10.2 hereto

10.40** Form of Confidentiality, Non-Disclosure and Restrictive Covenant Agreement between the Company and, respectively, Donald T. Goldberg, Andrew P. Pajak, M. Joseph Celi, Richard M. Simon, John
              E. Ayres, William E. Hadge, Lawrence Feldman, Joseph P. Hehir, Joseph D. Guertin, Jr., and certain other employees

10.42** Form of Group Life Insurance Plan for key employees; letter describing coverage levels

10.43** Form of Indemnity Agreement between the Company and its respective directors

10.51+ Form of Assignment of Beneficial Interest between GZA GeoEnvironmental, Inc. ("Assignee") and, respectively, John E. Ayres, Joseph D. Guertin, Jr., and Steven J. Trettel ("Assignors"), dated June, 1996, to transfer each Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee

10.52+ Form of Assignment of Beneficial Interest and Indemnity Agreement between GZA GeoEnvironmental, Inc. ("Assignee") and Donald T. Goldberg ("Assignor"), dated June 1996, to transfer Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee

10.53 Second Loan Modification Agreement, dated as of August 7, 1997, to the Revolving Credit and Term Loan Agreement among Fleet Bank and the Company and its subsidiaries and affiliate included as Item 10.30, including a Promissory Note dated August 7, 1997 and a form of Promissory Note.

13.1 Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1998

22.1          Subsidiaries of the Registrant

23.1          Consent of Independent Accountants

27.1          Financial Data Schedule

27.2          Restated Financial Data Schedule for the fiscal year ended
              February 29, 1996

27.3          Restated Financial Data Schedule for the fiscal year ended
              February 28, 1997

--------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-29369)
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, as filed with the Commission on June 12, 1995.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996, as filed with the Commission on May 24, 1996.
+ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997, as filed with the Commission on May 29, 1997.

(b)  Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.

Date:  May 27, 1998                                 /s/ Andrew P. Pajak
                                                    -----------------------
                                                    Andrew P. Pajak
                                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature              Title                                        Date
---------              -----                                        ----

/s/ Andrew P. Pajak     Chief Executive Officer and Director        May 27, 1998
----------------------  (Principal Executive Officer)
Andrew P. Pajak


/s/ Joseph P. Hehir     Chief Financial Officer                     May 27, 1998
----------------------  (Principal Financial and
Joseph P. Hehir         Accounting Officer)


/s/ Donald T. Goldberg  Director                                    May 27, 1998
----------------------
Donald T. Goldberg


/s/ M. Joseph Celi      Director                                    May 27, 1998
---------------------
M. Joseph Celi


/s/ Joseph D. Guertin   Director                                    May 27, 1998
---------------------
Joseph D. Guertin

/s/ William E. Hadge        Director                              May 27, 1998
-------------------------
William E. Hadge


/s/ Dr. Lewis Mandell       Director                              May 27, 1998
-------------------------
Dr. Lewis Mandell


/s/ Dr. Thomas W. Philbin   Director                              May 27, 1998
-------------------------
Dr. Thomas W. Philbin


/s/ Timothy W. Devitt       Director                              May 27, 1998
-------------------------
Timothy W. Devitt

                        REPORT OF INDEPENDENT ACCOUNTANTS

In connection with our audits of the consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. as of February 28, 1998 and 1997 and each of the three years in the period ended February 28, 1998, we have also audited the consolidated schedule included in this Annual Report (Form 10-K) for the year ended February 28, 1998 as listed in Item 14(a)(2).

In our opinion, the consolidated schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be stated therein.

                                                   COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
May 5, 1998

                                   SCHEDULE II

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                        VALUATION AND QUALIFYING ACCOUNTS

                         Years Ended February 29, 1996,
                           February 28, 1997, and 1998

                                      Balance at   Charged to
                                       beginning    costs and                 Balance at
         Description                    of year     expenses    Write-offs   end of year
         -----------                  ----------   ----------   ----------   -----------

Year ended February 29, 1996
   Allowance for doubtful accounts
   (deducted from accounts
   receivable)......................   $684,000     $240,000     $150,000      $774,000


Year ended February 28, 1997
   Allowance for doubtful accounts
   (deducted from accounts
   receivable)......................   $774,000     $525,000     $455,000      $844,000

Year ended February 28, 1998
   Allowance for doubtful accounts
   (deducted from accounts
   receivable)......................   $844,000     $378,000     $323,000      $899,000

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number      Description                                                     Page
-------     -----------                                                     ----

10.53 Second Loan Modification Agreement, dated as of August 7, 1997, to the Revolving Credit and Term Loan Agreement among Fleet Bank and the Company and its subsidiaries and affiliate included as Item 10.30, including a Promissory Note dated August 7, 1997 and a form of Promissory Note.

13.1 Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1998

22.1        Subsidiaries of the Registrant

23.1        Consent of Independent Accountants

27.1        Financial Data Schedule

27.2        Restated Financial Data Schedule for the fiscal year ended
            February 29, 1996

27.3        Restated Financial Data Schedule for the fiscal year ended
            February 28, 1997