Form 10-Q
period 1998-05-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1998-07-14
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ..................
Commission file number   0-17882

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           04-3051642
          --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02464
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 969-0050
                                 --------------
              (Registrant's telephone number, including area code)

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

Number of Shares of Common Stock outstanding at June 30, 1998     4,066,968
                                                             ------------------

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

*        Consolidated Balance Sheets -
         May 31, 1998 (unaudited) and February 28, 1998                   3

*        Consolidated Statements of Operations - (unaudited)
         Three Months Ended May 31, 1998 and 1997                         4

*        Consolidated Statements of Cash Flows - (unaudited)
         Three Months Ended May 31, 1998 and 1997                         5

*        Notes to Consolidated Financial Statements
                                                                          6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7 - 8


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                9


Item 6   Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                               10

PART 1: FINANCIAL INFORMATION
  ITEM 1: FINANCIAL STATEMENTS

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                          CONSOLIDATED BALANCE SHEETS

                                                                                     MAY 31, 1998    FEBRUARY 28, 1998
                                                                                     ------------    -----------------
                                                                                     (UNAUDITED)
                          ASSETS
Current assets:
      Cash and cash equivalents                                                      $  1,099,000      $  4,594,000
      Available-for-sale securities                                                     3,655,000         3,519,000
      Accounts receivable, net                                                         11,311,000        11,423,000
      Costs and estimated earnings in excess of billings on
           uncompleted contracts, net                                                  10,431,000         7,261,000
      Prepaid expenses and other current assets                                           340,000           133,000
      Deferred income taxes                                                             1,029,000         1,029,000
                                                                                     ------------      ------------
                Total current assets                                                   27,865,000        27,959,000
Property and equipment, net                                                             5,504,000         5,344,000
Other assets, net                                                                         924,000           918,000
                                                                                     ------------      ------------
                Total assets                                                         $ 34,293,000      $ 34,221,000
                                                                                     ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable, trade                                                        $  2,834,000      $  4,373,000
      Accrued payroll and expenses                                                      4,143,000         4,283,000
      Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                     2,907,000         1,835,000
      Income taxes payable                                                                149,000           102,000
                                                                                     ------------      ------------
                Total current liabilities                                              10,033,000        10,593,000
Deferred income taxes                                                                     742,000           742,000
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value; authorized - 1,000,000 shares; issued and outstanding - none
      Common stock, $.01 par value; authorized - 14,000,000 shares; issued and outstanding - 4,066,968 at
           May 31, 1998 and 4,027,440 at February 28, 1998                                 41,000            40,000
      Capital in excess of par value                                                   14,594,000        14,430,000
      Unrealized losses on available-for-sale securities                                  (11,000)           (6,000)
      Retained earnings                                                                10,865,000        10,393,000
                                                                                     ------------      ------------
                Subtotal                                                               25,489,000        24,857,000
      Less:  Common stock held in treasury, at cost (400,475 at
           May 31, 1998 and February 28, 1998)                                         (1,971,000)       (1,971,000)
                                                                                     ------------      ------------
                Total liabilities and stockholders' equity                           $ 34,293,000      $ 34,221,000
                                                                                     ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED MAY 31,
                                                                    1998            1997
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 -----------     -----------

Revenues                                                         $13,504,000     $12,856,000
Reimbursable expenses                                              3,903,000       3,267,000
                                                                 -----------     -----------
             Net revenues                                          9,601,000       9,589,000

Costs and expenses:
       Salaries and related costs                                  6,850,000       6,795,000
       General and administrative expenses                         2,094,000       2,286,000
                                                                 -----------     -----------
       Income from operations, before other income and taxes         657,000         508,000
                                                                 -----------     -----------

Other income
       Interest income                                                97,000          72,000
       Gain on sale of equipment and other assets                      3,000              --
       Equity in net income of joint venture                          30,000          30,000
                                                                 -----------     -----------
       Total other income, net                                       130,000         102,000
                                                                 -----------     -----------

Income from operations before provision for income taxes             787,000         610,000

Provision for income taxes                                           315,000         244,000
                                                                 -----------     -----------
Net income                                                       $   472,000     $   366,000
                                                                 ===========     ===========

Basic earnings per share:
       Earnings per share                                        $      0.13     $      0.09
                                                                 -----------     -----------

       Basic weighted average shares                               3,646,000       3,988,000
                                                                 -----------     -----------

Diluted earnings per share:
       Earnings per share                                        $      0.13     $      0.09
                                                                 -----------     -----------

       Diluted weighted average shares                             3,728,000       3,988,000
                                                                 -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.



           GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended May 31,
                                                                 1998             1997
                                                             (Unaudited)      (Unaudited)
                                                             -----------      -----------
Cash flows from operating activities:
  Net income from continuing operations                      $   472,000      $   366,000
  Adjustments to reconcile net income from continuing
    operations to net cash used by operating activities:
    Depreciation and amortization                                303,000          294,000
    Equity in net income of joint venture                        (30,000)         (30,000)
    Gain on disposal of equipment                                 (3,000)              --
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net              112,000         (147,000)
     Increase in costs and estimated earnings
        in excess of billings on uncompleted contracts        (2,098,000)        (862,000)
    Decrease (increase) in prepaid expenses                     (207,000)           9,000
    Decrease in accounts payable, trade                       (1,539,000)      (1,953,000)
    Decrease in accrued payroll and expenses                    (140,000)        (181,000)
    Decrease (increase) in income taxes payable                   47,000          (60,000)
                                                             -----------      -----------
          Net cash used by operating activities               (3,083,000)      (2,564,000)
                                                             -----------      -----------

Cash flows from investing activities:
  Decrease (increase) in available-for-sale securities          (141,000)         204,000
  Proceeds from sale of equipment                                153,000               --
  Acquisition of property and equipment                         (608,000)        (225,000)
  Increase in other assets                                        19,000            7,000
                                                             -----------      -----------
           Net cash used by investing activities                (577,000)         (14,000)
                                                             -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                    165,000          171,000
                                                             -----------      -----------
           Net cash provided by financing activities             165,000          171,000
                                                             -----------      -----------
Net decrease in cash and cash equivalents                     (3,495,000)      (2,407,000)
Cash and cash equivalents at beginning of year                 4,594,000        4,229,000
                                                             -----------      -----------
Cash and cash equivalents at end of period                   $ 1,099,000      $ 1,822,000
                                                             ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998


NOTE 1 -     BASIS OF  PRESENTATION


          The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998. Operating results for the quarter ended May 31, 1998 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1999.

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying note. actual results could differ from those estimates.


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 1998 AND 1997

* NET REVENUES. The Company's net revenues for the three months ended May 31, 1998 increased by approximately $12,000 (.13%) compared with the corresponding period in the prior fiscal year. The increase in net revenue is attributable to a $496,000 (5.4%) increase in net revenues from continuing operations, particularly in the Northeast Region. The increase in net revenues was offset partially by the loss of net revenues received from the Phoenix, Arizona and Grand Rapids, Michigan offices which were closed in fiscal 1998. The net revenues of the closed offices for the comparable fiscal period was approximately $484,000.

* SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended May 31, 1998 increased by $55,000 (.8%) compared with the corresponding period in the prior fiscal year. The increase is attributable primarily to professional and support staff salary increases and an increase in Incentive Compensation Plan accruals which were offset partially by a reduction of approximately $364,000 in salary and related costs attributable to the offices closed during the prior fiscal year.

* GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 1998 decreased by approximately $192,000 (8.5%) compared with the prior fiscal year. The decrease primarily reflects lower bad debt reserve requirements, a decrease in occupancy expense, and reductions in general and professional liability insurance premiums. The cost reductions were offset, in part, by an increase in temporary help and consulting expenditures. The Company anticipates that temporary help and consulting expenditures will continue to increase from the prior fiscal year. The increase in temporary help cost is reflective of the current competitive labor market. The increase in consulting cost is reflective of on going and planned compensation, process improvement, marketing, management information systems, and general management consulting assignments anticipated during fiscal 1999.

*     LIQUIDITY AND CAPITAL RESOURCES

          For the three month period ended May 31, 1998, $3,083,000 of net cash was used by operations, whereas for the three month period ended May 31, 1997, $2,564,000 of net cash was used by operations.

          The greater use of cash in the first three months of fiscal 1999 is attributable primarily to approximately $2,000,000 in increase costs and estimated earnings in excess of billings on uncompleted contracts for several projects in which billings have been delayed pending final approval for change orders, contract amendments, and payment requisitions. In addition, because of a significant increase of contract activity in the first quarter of fiscal 1999 the Company experienced delays in gathering the detail necessary to bill approximately $900,000 in invoices which were subsequently processed and billed in the second quarter.

          The Company made capital expenditures of approximately $608,000 and $225,000 for the first three months of fiscal 1999 and 1998, respectively.

          The Company's working capital increased from $17,366,000 at February 28, 1998 to $17,832,000 at May 31, 1998.

          At May 31, 1998, the Company had cash on hand and cash equivalents of $1,099,000, and short-term investments of $3,655,000 compared with $4,594,000 and $3,519,000 respectively, at February 28,1998. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash on hand and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

         3.1   Restated Certificate of Incorporation of the Company (1)

         3.3   Amended and Restated By-Laws of the Company (2)


         27.   Financial Data Schedule for the period ended May 31, 1998.

(b)    REPORTS ON FORM 8-K

       The Company did not file any report on form 8-K during the three month period ended May 31, 1998.









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



                                        GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.




Date: July 13, 1998
                                        /s/ Joseph P. Hehir
                                        ----------------------------------------
                                        JOSEPH P. HEHIR, Chief Financial Officer
                                        and Treasurer (Chief Accounting Officer)