Form 10-Q
period 1998-08-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1998-10-01
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....... August 31, 1998..........................

                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to....................................
Commission file number   0-17882

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            04-3051642
    --------------------                                     --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02464
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 969-0050
                               -------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
   ---------     ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at September 30, 1998   4,068,672
                                                                  --------------

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS



                                                                                                                Page


PART I   FINANCIAL INFORMATION

Item 1            Financial Statements

                   Consolidated Balance Sheets -
                  August 31, 1998 (unaudited) and February 28, 1998                                               3

                   Consolidated Statements of Operations - (unaudited)
                  Six Months Ended August 31, 1998 and 1997                                                       4

                   Consolidated Statements of Cash Flows - (unaudited)
                  Six Months Ended August 31, 1998 and 1997                                                       5

                   Notes to Consolidated Financial Statements - (unaudited)
                                                                                                                  6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        7 - 10


PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                                                              11

Item 4            Submission of Matters to a Vote of Security Holders                                        11- 12

Item 6            Exhibits and Reports on Form 8-K                                                               12

SIGNATURES                                                                                                       13

PART 1:  FINANCIAL INFORMATION
  ITEM 1:  FINANCIAL STATEMENTS


             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                          CONSOLIDATED BALANCE SHEETS



                                                                                  AUGUST 31, 1998                FEBRUARY 28, 1998
                                                                                  -------------------------------------------------
                                                                                      (Unaudited)
                          ASSETS
Current assets:
      Cash and cash equivalents                                                 $              796,000         $         4,594,000
      Available-for-sale securities                                                          3,694,000                   3,519,000
      Accounts receivable, net                                                              14,259,000                  11,423,000
      Costs and estimated earnings in excess of billings on
           uncompleted contracts, net                                                        7,938,000                   7,261,000
      Prepaid expenses and other current assets                                                434,000                     133,000
      Deferred income taxes                                                                  1,029,000                   1,029,000
                                                                                  ---------------------          ------------------
                Total current assets                                                        28,150,000                  27,959,000
Property and equipment, net                                                                  5,786,000                   5,344,000
Other assets, net                                                                              979,000                     918,000
                                                                                  =====================          ==================
                Total assets                                                    $           34,915,000         $        34,221,000
                                                                                  =====================          ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Note payable                                                              $            1,715,000         $                 -
      Accounts payable, trade                                                                3,060,000                   4,373,000
      Accrued payroll and expenses                                                           3,879,000                   4,283,000
      Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                          1,765,000                   1,835,000
      Income taxes payable                                                                     254,000                     102,000
                                                                                  ---------------------          ------------------
                Total current liabilities                                                   10,673,000                  10,593,000
Deferred income taxes                                                                          742,000                     742,000
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value; authorized - 1,000,000 shares;
           issued and outstanding - none
      Common stock, $.01 par value; authorized - 14,000,000 shares;
           issued and outstanding (including treasury shares) - 4,066,968 at
           August 31, 1998 and 4,027,440 at February 28, 1998                                   41,000                      40,000
      Capital in excess of par value                                                        14,592,000                  14,430,000
      Unrealized losses on available-for-sale securities                                             -                      (6,000)
      Retained earnings                                                                     11,335,000                  10,393,000
                                                                                  ---------------------          ------------------
                Subtotal                                                                    25,968,000                  24,857,000
      Less:  Common stock held in treasury, at cost (500,000 shares at
           August 31, 1998 and 400,475 shares at February 28, 1998)                         (2,468,000)                 (1,971,000)
                                                                                  =====================          ==================
                Total liabilities and stockholders' equity                      $           34,915,000         $        34,221,000
                                                                                  =====================          ==================



The accompanying notes are an integral part of these consolidated financial statements.

      GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 THREE MONTHS ENDED AUGUST 31,         SIX MONTHS ENDED AUGUST 31,
                                                                   1998             1997               1998              1997
                                                               (UNAUDITED)       (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                                             --------------    --------------     --------------    --------------

Revenues                                                   $    15,330,000   $    15,384,000    $    28,835,000   $    28,239,000
Reimbursable expenses                                            4,813,000         5,819,000          8,716,000         9,085,000
                                                             --------------    --------------     --------------    --------------
            Net revenues                                        10,517,000         9,565,000         20,119,000        19,154,000

Costs and expenses:
        Salaries and related costs                               7,581,000         6,805,000         14,431,000        13,600,000
        General and administrative expenses                      2,254,000         2,362,000          4,349,000         4,648,000
                                                             --------------    --------------     --------------    --------------
        Income from operations,
            before other income and taxes                          682,000           398,000          1,339,000           906,000
                                                             --------------    --------------     --------------    --------------

Other income (expense)
        Interest income                                             60,000            79,000            157,000           151,000
        Gain(loss)on sale of equipment and other assets                  -           (10,000)             3,000           (10,000)
        Equity in net income of joint venture                       50,000                 -             80,000            30,000
        Interest expense                                            (9,000)                -             (9,000)                -
                                                             --------------    --------------     --------------    --------------
        Total other income, net                                    101,000            69,000            231,000           171,000
                                                             --------------    --------------     --------------    --------------

Income from operations before
        provision for income taxes                                 783,000           467,000          1,570,000         1,077,000

Provision for income taxes                                         313,000           187,000            628,000           431,000
                                                             ==============    ==============     ==============    ==============
Net income                                                 $       470,000   $       280,000    $       942,000   $       646,000
                                                             ==============    ==============     ==============    ==============

Basic earnings per share:
        Earnings per share                                 $          0.13   $          0.07    $          0.26   $          0.16
                                                             --------------    --------------     --------------    --------------

        Basic weighted average shares                            3,629,000         4,007,000          3,637,000         4,000,000
                                                             --------------    --------------     --------------    --------------

Diluted earnings per share:
        Earnings per share                                 $          0.13   $          0.07    $          0.25   $          0.16
                                                             --------------    --------------     --------------    --------------

        Diluted weighted average shares                          3,711,000         4,007,000          3,719,000         4,000,000
                                                             --------------    --------------     --------------    --------------



The accompanying notes are an integral part of these consolidated financial statements.

          GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended August 31,
                                                                                1998                       1997
                                                                            (Unaudited)                 (Unaudited)
                                                                          -----------------           ----------------

Cash flows from operating activities:
  Net income                                                            $          942,000          $         646,000
  Adjustments to reconcile net income
    to net cash used by operating activities:
    Depreciation and amortization                                                  615,000                    608,000
    Equity in net income of joint venture                                          (80,000)                   (30,000)
    (Gain)loss on disposal of equipment                                             (3,000)                    10,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net                             (2,836,000)                   380,000
     Increase in costs and estimated earnings
        in excess of billings on uncompleted contracts                            (747,000)                  (761,000)
    (Increase) decrease in prepaid expenses                                       (301,000)                    71,000
    Decrease in accounts payable, trade                                         (1,313,000)                  (835,000)
    Decrease in accrued payroll and expenses                                      (404,000)                  (576,000)
    (Increase) decrease in income taxes payable                                    152,000                    (66,000)
                                                                          -----------------           ----------------
          Net cash used by operating activities                                 (3,975,000)                  (553,000)
                                                                          -----------------           ----------------

Cash flows from investing activities:
  (Increase) decrease in available-for-sale securities                            (169,000)                     4,000
  Proceeds from sale of equipment                                                  153,000                     78,000
  Acquisition of property and equipment                                         (1,202,000)                  (435,000)
  Increase in other assets                                                          14,000                      2,000
                                                                          -----------------           ----------------
           Net cash used by investing activities                                (1,204,000)                  (351,000)
                                                                          -----------------           ----------------

Cash flows from financing activities:
  Borrowings under note payable                                                  1,715,000                          -
  Proceeds from issuance of common stock, net                                      163,000                    171,000
  Acquisition of treasury stock                                                   (497,000)                   (15,000)
                                                                          -----------------           ----------------
           Net cash provided by financing activities                             1,381,000                    156,000
                                                                          -----------------           ----------------
Net decrease in cash and cash equivalents                                       (3,798,000)                  (748,000)
Cash and cash equivalents at beginning of year                                   4,594,000                  4,229,000
                                                                          =================           ================
Cash and cash equivalents at end of period                              $          796,000          $       3,481,000
                                                                          =================           ================



The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1998


NOTE 1 -          BASIS OF  PRESENTATION
- ------            ----------------------

         The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998. Operating results for the six months ended August 31, 1998 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1999.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE  2 -         CONTINGENCIES
- ------            -------------

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 1999 AND 1998

         NET REVENUES. The Company's net revenues for the three months ended August 31, 1998 increased by approximately $952,000 (10.0%) compared with the corresponding period in the prior fiscal year. The increase in net revenue is attributable to the increase in demand for the Company's services in the Great Lakes and Northeast Regions.

         SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended August 31, 1998 increased by $776,000 (11.4%) compared with the corresponding period in the prior fiscal year. The increase is attributable to the Company-wide increase in the number of full-time equivalent professional and support staff employees and annual salary increases. In addition, Incentive Compensation Plan expense accurals, which are based on total Company and individual performance goals, increased from the prior fiscal year.

         GENERAL AND ADMINISTRATIVE EXPENSS. General and administrative expenses for the three months ended August 31, 1998 decreased by approximately $108,000 (4.6%) compared with the prior fiscal year. The decrease primarily reflects reductions in general and professional liability insurance premiums, professional liability claims and legal expenses. The cost reductions were offset, in part, by an increase in recruiting, temporary help and consulting expenditures and an increase in bad debt reserves.

SIX MONTH COMPARISON FOR FISCAL YEARS 1999 AND 1998

         NET REVENUES. The Company's net revenues for the six months ended August 31, 1998 increased by $965,000 (5.0%) compared with the corresponding period in prior fiscal year. The increase in net fees is attributable to increases in demand for the Company's services in the Great Lakes and Northeast Regions.

         SALARIES AND RELATED COSTS. Salaries and related costs for the six months ended August 31, 1998 increased by $831,000 (6.1%) compared with the corresponding period in the prior fiscal year. The increase is attributable to the increase in full-time equivalent professional and support staff employees and annual salary increases. In addition, Incentive Compensation Plan expense accurals, which are based on total Company and individual performance goals, increased from the prior fiscal year.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended August 31, 1998 decreased by $299,000 (6.4%) compared with the corresponding period in the prior fiscal year. The decrease primarily reflects reductions in general and professional liability insurance premiums, professional liability claims and legal expenses. The reductions were offset, in part, by an increase in recruiting, temporary help and consulting costs and an increase in bad debt reserves.

LIQUIDITY AND CAPITAL RESOURCES

         For the six month period ended August 31, 1998, $3,975,000 of net cash was used by operations, whereas for the six month period ended August 31, 1997, $553,000 of net cash was used by operations. The increase in fiscal 1999 was primarily due to a $2,836,000 increase in accounts receivable. The Company has initiated a billing and collections program with the goal of reducing the number of days required to process bills and collect funds from clients.

         The Company made capital expenditures of approximately $1,202,000 and $435,000 for the first six months of fiscal 1999 and 1998, respectively. The capital expenditures for fiscal 1999 include approximately $574,000 in revenue-producing testing and sampling equipment and specialty drilling equipment rigs and accessories.

         The Company's working capital increased from $17,366,000 at February 28, 1998 to $17,477,000 at August 31, 1998.

         On August 11, 1998 the Company completed the 500,000 share buyback program announced during fiscal 1998. The Company expended approximately $497,000 for the purchase of 99,525 shares in fiscal 1999. The Company may continue to purchase shares from time to time at prevailing market prices in the open market.

         At August 31, 1998, the Company had cash on hand and cash equivalents of $796,000, and short-term investments of $3,694,000 compared with $4,594,000 and $3,519,000 respectively, at February 28, 1998. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash on hand and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

         OTHER ACCOUNTING MATTERS

         The Company has established a comprehensive Year 2000 compliance program (Y2K Program) designed to (1) identify computer systems (hardware and software) that may fail at the turn of the century, (2) upgrade or replace non-compliant systems, and (3) evaluate the Year 2000 readiness of our critical suppliers and service providers. The progress of the Y2K Program is as follows.

         ACCOUNTING SYSTEM - All centrally run program files were upgraded. All accounting software that is installed and operating is being tested similarly and will be upgraded by the end of the calendar year.

         PAYROLL/HR SYSTEMS - The current Payroll and Human Resource systems will be upgraded. New hardware and software were received, configured and installed. The Company anticipates the system conversion will be completed by March 1,1999.

         CRITICAL SUPPLIERS AND SERVICE PROVIDERS - The Company is soliciting input from its key suppliers and service providers including subcontractors, financial services firms (banks, insurance companies), communications providers (telephone, dedicated data lines, internet service providers), public utilities (electric, gas, water), service bureaus, and third-party administrators regarding their Year-2000 status. The Company will determine which, if any, pose a threat to the uninterrupted operation of GZA's business in the event that they experience system errors or failures.

         Although the Company expects that it will need to upgrade or replace various additional computer systems, we do not expect operating costs or capital investments to be materially affected by Year 2000 related expenditures. The Company estimates that operating and capital costs directly related to its Year 2000 Compliance Program, through its completion, will be $75,000 to $150,000 and $250,000 to $350,000, respectively. The Company plans to complete the testing of all systems by September 30, 1999.


         FORWARD LOOKING STATEMENTS

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

The Company is party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company. As noted in the Quarterly Report for the period ending November 30, 1997, in March 1997, Nationwide Life Insurance Company ("Nationwide") initiated an action in the Massachusetts Superior Court for Suffolk County, entitled Nationwide Life Insurance Company v. San-Vel Concrete Corporation, LoneStar Industries, Inc., GZA GeoEnvironmental Technologies, Inc. and Finegold Alexander & Associates, Inc. (the "Action"). On November 28, 1997, the Company's motion for summary judgment was granted by the Court, on the ground that the action was barred by the six-year statute of repose. Nationwide appealed the decision, an appeal which was voluntarily dismissed with prejudice on August 12, 1998. On June 15, 1998, during the pendency of the appeal, Executive Headquarters, Inc. (a former tenant at 303 Congress Street) filed suit in Suffolk County Superior Court (C.A. No.98-3018-A) against GZA, and others, in a complaint mirroring the Nationwide pleading. After dismissal of the appeal by Nationwide, Executive Headquarters on September 2, 1998 filed its notice of dismissal with prejudice on the sole claim against GZA. At this time, there is no further litigation involving GZA with respect to the 303 Congress Street matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the Annual Meeting of Stockholders (the "Annual Meeting") on July 14, 1998. At the Annual Meeting, Donald T. Goldberg and Thomas W. Philbin were re-elected and RoseAnn Giordano was elected, in each case, to a three-year term as Class I director of the Company. Following the Annual Meeting M. Joseph Celi, Lewis Mandell, Andrew P. Pajak and William E. Hadge continued in office as Class II directors of the Company and Timothy W. Devitt, Joseph D. Guertin, Jr. and David B. Perini continued in office as Class III directors.

The number of votes cast in favor of and withheld from each nominee for election as a director at the Annual Meeting were as follows:

Nominee                             Votes For     Votes Withheld

Donald T. Goldberg                  2,962,097     58,581
Thomas W. Philbin                   2,944,991     75,687
Rose Ann Giordano                   2,969,350     51,328

At the Annual Meeting, the stockholders of the Company also ratified the appointment of PricewaterhouseCoopers as the Company's independent public accountants for the fiscal year ending February 28, 1999. The number of votes cast for, against and abstaining from voting on such proposal were as follows:

PROPOSAL                            VOTES FOR     VOTES AGAINST      ABSTAINING

Ratification of Independent Public  2,886,418     95,538             38,722
Accountants




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

         3.1      Restated Certificate of Incorporation of the Company (1)

         3.3      Amended and Restated By-Laws of the Company (2)


         27.      Financial Data Schedule for the period ended August 31, 1998.

(b)       REPORTS ON FORM 8-K

          The Company did not file any report on Form 8-K during the six-month period ended August 31, 1998.









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



                                         GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.




Date: October 1,  1998                  /s/ JOSEPH P. HEHIR
                                        ----------------------------------------
                                        JOSEPH P. HEHIR, Chief Financial Officer
                                        and Treasurer (Chief Accounting Officer)