Form 10-Q
period 1998-11-30
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1999-01-12
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ............November 30, 1998 ...................

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ..........................

Commission file number  0-17882


                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              04-3051642
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        320 Needham Street, Newton Upper Falls, Massachusetts        02464
--------------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)


                                 (617) 969-0050
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at December 31, 1998    4,072,717

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

-        Consolidated Balance Sheets - November 30, 1998
         (unaudited) and February 28, 1998                                    3

-        Consolidated Statements of Operations - (unaudited)
         Three and Nine Months Ended November 30, 1998
         and 1997                                                             4

-        Consolidated Statements of Cash Flows - (unaudited)
         Nine Months Ended November 30, 1998 and 1997                         5

-        Notes to Consolidated Financial Statements -
         (unaudited)                                                          6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7-11


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   12

Item 6   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS

                                                                           NOVEMBER 30,      FEBRUARY 28,
                                                                               1998             1998
                                                                           -----------       -----------
                                                                           (UNAUDITED)
                          ASSETS
Current assets:
      Cash and cash equivalents                                            $ 1,682,000       $ 4,594,000
      Available-for-sale securities                                          3,790,000         3,519,000
      Accounts receivable, net                                              15,583,000        11,423,000
      Costs and estimated earnings in excess of
         billings on uncompleted contracts, net                              8,342,000         7,261,000
      Prepaid expenses and other current assets                                288,000           133,000
      Deferred income taxes                                                    977,000         1,029,000
                                                                           -----------       -----------
                Total current assets                                        30,662,000        27,959,000
Property and equipment, net                                                  5,963,000         5,344,000
Other assets, net                                                            1,016,000           918,000
                                                                           -----------       -----------
                Total assets                                               $37,641,000       $34,221,000
                                                                           ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Note payable                                                         $ 1,800,000       $        --
      Accounts payable, trade                                                3,510,000         4,373,000
      Accrued payroll and expenses                                           6,270,000         4,283,000
      Billings in excess of costs and estimated
         earnings on uncompleted contracts                                     950,000         1,835,000
      Income taxes payable                                                     383,000           102,000
                                                                           -----------       -----------
                Total current liabilities                                   12,913,000        10,593,000
Deferred income taxes                                                          668,000           742,000
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value;
         authorized - 1,000,000 shares;
         issued and outstanding - none
      Common stock, $.01 par value;
         authorized - 14,000,000 shares;
         issued and outstanding (including
         treasury shares) - 4,072,717 at
         November 30, 1998 and 4,027,440 at
         February 28, 1998                                                      41,000            40,000
      Capital in excess of par value                                        14,594,000        14,430,000
      Unrealized gains (losses) on available-for-sale
         securities                                                             20,000            (6,000)
      Retained earnings                                                     11,847,000        10,393,000
                                                                           -----------       -----------
                Subtotal                                                    26,502,000        24,857,000
      Less: Common stock held in treasury, at cost
         (500,000 shares at November 30, 1998 and
         400,475 shares at February 28, 1998)                               (2,442,000)       (1,971,000)
                                                                           ===========       ===========
                Total liabilities and stockholders' equity                 $37,641,000       $34,221,000
                                                                           ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED NOVEMBER 30,    NINE MONTHS ENDED NOVEMBER 30,
                                                                 1998             1997             1998              1997
                                                             (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                                                             -----------       -----------      -----------       -----------

Revenues                                                     $17,146,000       $15,900,000      $45,980,000       $44,139,000
Reimbursable expenses                                          6,472,000         6,214,000       15,188,000        15,299,000
                                                             -----------       -----------      -----------       -----------
             Net revenues                                     10,674,000         9,686,000       30,792,000        28,840,000

Costs and expenses:
        Salaries and related costs                             7,420,000         6,889,000       21,851,000        20,489,000
        General and administrative expenses                    2,454,000         2,050,000        6,802,000         6,698,000
                                                             -----------       -----------      -----------       -----------
        Income from operations,
             before other income and taxes                       800,000           747,000        2,139,000         1,653,000
                                                             -----------       -----------      -----------       -----------

Other income (expense)
        Interest income                                           39,000            91,000          197,000           242,000
        Gain(loss)on sale of equipment and other assets               --             1,000            3,000            (9,000)
        Equity in net income of joint venture                     40,000                --          120,000            30,000
        Interest expense                                         (26,000)               --          (35,000)               --
                                                             -----------       -----------      -----------       -----------
        Total other income, net                                   53,000            92,000          285,000           263,000
                                                             -----------       -----------      -----------       -----------

Income from operations before
        provision for income taxes                               853,000           839,000        2,424,000         1,916,000

Provision for income taxes                                       341,000           336,000          970,000           766,000
                                                             -----------       -----------      -----------       -----------
Net income                                                   $   512,000       $   503,000      $ 1,454,000       $ 1,150,000
                                                             ===========       ===========      ===========       ===========

Basic earnings per share:
        Earnings per share                                   $      0.14       $      0.12      $      0.40       $      0.28
                                                             -----------       -----------      -----------       -----------

        Basic weighted average shares                          3,569,000         4,158,000        3,614,000         4,052,000
                                                             -----------       -----------      -----------       -----------

Diluted earnings per share:
        Earnings per share                                   $      0.14       $      0.12      $      0.39       $      0.28
                                                             -----------       -----------      -----------       -----------

        Diluted weighted average shares                        3,625,000         4,158,000        3,688,000         4,052,000
                                                             -----------       -----------      -----------       -----------




The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended November 30,
                                                                              1998              1997
                                                                           (Unaudited)       (Unaudited)
                                                                           -----------       -----------

Cash flows from operating activities:
  Net income                                                               $ 1,454,000       $ 1,150,000
  Adjustments to reconcile net income
    to net cash used by operating activities:
    Depreciation and amortization                                              934,000           919,000
    Equity in net income of joint venture                                     (120,000)          (30,000)
    Provision for deferred income taxes                                        (22,000)               --
    (Gain)loss on disposal of equipment                                        (37,000)           10,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net                         (4,160,000)          132,000
     Increase in costs and estimated earnings
        in excess of billings on uncompleted contracts                      (1,966,000)       (1,512,000)
    (Increase) decrease in prepaid expenses                                   (155,000)          188,000
    Decrease in accounts payable, trade                                       (863,000)       (1,524,000)
    Increase in accrued payroll and expenses                                 1,987,000           821,000
    Increase in income taxes payable                                           281,000           248,000
                                                                           -----------       -----------
          Net cash provided (used) by operating activities                  (2,667,000)          402,000
                                                                           -----------       -----------

Cash flows from investing activities:
  (Increase) decrease in available-for-sale securities                        (245,000)          316,000
  Proceeds from sale of equipment                                              153,000            77,000
  Acquisition of property and equipment                                     (1,655,000)         (702,000)
  (Increase) decrease in other assets                                            8,000            (4,000)
                                                                           -----------       -----------
           Net cash used by investing activities                            (1,739,000)         (313,000)
                                                                           -----------       -----------

Cash flows from financing activities:
  Borrowings under note payable                                              1,800,000                --
  Proceeds from issuance of common stock, net                                  164,000           172,000
  Acquisition of treasury stock                                               (470,000)         (992,000)
                                                                           -----------       -----------
           Net cash provided (used) by financing activities                  1,494,000          (820,000)
                                                                           -----------       -----------
Net decrease in cash and cash equivalents                                   (2,912,000)         (731,000)
Cash and cash equivalents at beginning of year                               4,594,000         4,229,000
                                                                           ===========       ===========
Cash and cash equivalents at end of period                                 $ 1,682,000       $ 3,498,000
                                                                           ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 1 - BASIS OF  PRESENTATION

         The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998. Operating results for the nine months ended November 30, 1998 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 1999 AND 1998

- NET REVENUES. The Company's net revenues for the three months ended November 30, 1998 increased by approximately $988,000 (10.2%) compared with the corresponding period in the prior fiscal year. The increase in net revenue is attributable to the increase in demand for the Company's services in the Great Lakes and Northeast Regions.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended November 30, 1998 increased by $531,000 (7.7%) compared with the corresponding period in the prior fiscal year. The increase is attributable primarily to the Company-wide increase in the number of full-time equivalent professional and support staff employees, annual salary increases and Incentive Compensation Plan expense accruals, which are based on total Company and individual performance goals. Compensation increases were offset, in part, by reductions in medical and workers' compensation insurance expenses.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended November 30, 1998 increased by approximately $404,000 (19.7%) compared with the prior fiscal year. The increase is attributable primarily to higher recruiting, consulting, business development and professional liability claims expenses.

NINE MONTH COMPARISON FOR FISCAL YEARS 1999 AND 1998

- NET REVENUES. The Company's net revenues for the nine months ended November 30, 1998 increased by $1,952,000 (6.8%) compared with the corresponding period in the prior fiscal year. The increase in net fees is attributable to increases in demand for the Company's services in the Great Lakes and Northeast Regions.

- SALARIES AND RELATED COSTS. Salaries and related costs for the nine months ended November 30, 1998 increased by $1,362,000 (6.7%) compared with the corresponding period in the prior fiscal year. The increase is attributable to the increase in full-time equivalent professional and support staff employees, annual salary increases and Incentive Compensation Plan expense accruals, which are based on total Company and individual performance goals. Compensation increases were offset, in part, by reductions in medical and workers' compensation insurance expenses.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended November 30, 1998 increased by $104,000 (1.6%) compared with the corresponding period in the prior fiscal year. The increase is attributable primarily to higher recruiting, consulting, temporary help and business development expenses which were offset, in part, by reductions in professional liability insurance and claims and general insurance expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended November 30, 1998, $2,667,000 of net cash was used by operations, whereas for the nine month period ended November 30, 1997, $402,000 of net cash was provided by operations. The increase in fiscal 1999 is due primarily to increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. The Company initiated a billing and collections program in September, 1998 with the goal of reducing the number of days required to process bills and collect funds from clients. The number of days required to process bills is decreasing. The Company is continuing to seek ways to reduce delays in collection of its accounts receivable particularly on large projects where the Company is a third party subcontractor. The Company anticipates that the time to process bills and collect receivables will decrease in the forth quarter of fiscal year 1999.

         The Company made capital expenditures of approximately $1,655,000 and $702,000 for the first nine months of fiscal 1999 and 1998, respectively. The capital expenditures for fiscal 1999 include approximately $793,000 in revenue-producing testing and sampling equipment and specialty drilling equipment rigs and accessories.

         The Company's working capital increased from $17,366,000 at February 28, 1998 to $17,749,000 at November 30, 1998.

         On August 11, 1998 the Company completed the 500,000 share buyback program announced during fiscal 1998. The Company used approximately $497,000 for the purchase of 99,525 shares in fiscal 1999. The Company may continue to purchase shares from time to time at prevailing market prices in the open market.

         At November 30, 1998, the Company had cash on hand and cash equivalents of $1,682,000, and short-term investments of $3,790,000, compared with $4,594,000 and $3,519,000 respectively, at February 28, 1998. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash on hand and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

         On December 31, 1998, the Company's affiliate, Goldberg-Zoino & Associates of New York, P.C., d/b/a GZA GeoEnvironmental of New York acquired certain assets of Raamot Associates, P.C. ("Raamot") in a transaction accounted for as a purchase. Raamot provides consulting engineering services relating to the design and construction of foundations and earthworks for industry, government agencies, engineers and architects, mostly in the metropolitan New York City area.

         The purchase price of $500,000, before adjustments, exceeded the fair value of the net tangible assets acquired by $400,000, which amount is being amortized as goodwill over a period of ten years. Additional consideration may be paid based on net revenues of the New York City operation.

         OTHER ACCOUNTING MATTERS

         The Company has established a comprehensive Year 2000 Compliance Program designed to (1) identify computer systems (hardware and software) that may be unable to process dates properly after December 31, 1999, (2) upgrade or replace non-compliant critical systems and software and (3) evaluate the Year 2000 readiness of our critical suppliers and service providers. The progress of the Year 2000 Compliance Program is as follows.

         ACCOUNTING SYSTEM - All centrally run program files were upgraded. All accounting software that currently is operating is in compliance with Year 2000 standards.

         INSTALLED SYSTEMS (ENVIRONMENTAL MONITORING, TREATMENT AND PROCESS CONTROL SYSTEMS) - The Company is conducting an inventory of environmental monitoring, treatment, and process control systems installed at client sites. Systems with electronic controls that will be operating on and after January 1, 2000 will be assessed for potential Year 2000 problems. The Company anticipates it will identify the inventory of installed systems by the end of the Company's current fiscal year and complete the Year 2000 assessment of its client active systems by April 30, 1999.

         Although the Company's contracts do not include Year 2000 warranties, the failure of such installed systems to operate properly, after January 1, 2000, could lead to substantial claims against the Company by its clients. The nature and magnitude of the potential claims cannot be predicted at this time. The Company will continue to evaluate the level of risk and nature of uncertainties arising from potential Year 2000 non-compliance as it proceeds with its inventory and the Year 2000 assessment process.

         PAYROLL/HR SYSTEMS - The Payroll and Human Resource systems were upgraded. New hardware and software were received, configured and installed. The Company anticipates the system conversion will be tested and in compliance by March 31, 1999.

         CRITICAL SUPPLIERS AND SERVICE PROVIDERS - The Company is soliciting input from its key suppliers and service providers including subcontractors, financial services firms (banks, insurance companies), communications providers (telephone, dedicated data lines, internet service providers), public utilities (electric, gas, water), service bureaus, and third-party administrators regarding their Year 2000 compliance status. The Company will determine which, if any, pose a threat to the uninterrupted operation of GZA's business in the event that they experience system errors or failures.

         CONTINGENCY PLANNING - Upon completion of the internal assessment, remediation and testing of all computer and non-IT equipment, software and systems and the evaluation of external dependencies, the Company will evaluate contingency planning requirements and prepare a contingency plan by May 31, 1999 in areas where significant uncertainties remain.

         ESTIMATED TOTAL COST - Although the Company has upgraded certain systems and expects that it will need to upgrade or replace various additional computer systems, management does not expect operating costs or capital investments to be materially affected by Year 2000 related expenditures. The Company estimates that operating and capital costs directly related to its Year 2000 Compliance Program, during fiscal years 1999 and 2000, will not exceed $150,000 and $350,000, respectively. The operating and capital cost estimates for fiscal year 1999 are $70,000 and $50,000 respectively. The Company plans to complete the testing and remediation of all systems by September 30, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         3.1      Restated Certificate of Incorporation of the Company (1)

         3.3      Amended and Restated By-Laws of the Company (2)


         27.      Financial Data Schedule for the period ended November 30,
                  1998.

(b)      REPORTS ON FORM 8-K

         The Company did not file any report on Form 8-K during the nine-month period ended November 30, 1998.









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





                                        GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.




Date: January 12,  1999                 /s/ Joseph P. Hehir
                                        ----------------------------------------
                                        JOSEPH P. HEHIR, Chief Financial Officer
                                        and Treasurer (Chief Accounting Officer)