Form 10-K
period 1999-02-28
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1999-05-26
CIK 852004

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

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999
                                           -----------------

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

       Registrant's telephone number, including area code: (617) 969-0050
                                                           --------------

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

Number of Shares of Common Stock
outstanding at May 14, 1999                 4,125,018
                                            ---------

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant (i.e., stockholders who are not directors or officers of the registrant and are not otherwise persons who control or are controlled by or under common control with the registrant) was $16,183,036 as of May 14, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Annual Report to Stockholders of the registrant for fiscal year 1999 are incorporated by reference in Part II. The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended February 28, 1999. Certain portions of such definitive proxy statement are incorporated by reference in Part III of this Form 10-K.

                  The Index to Exhibits is located on Page 20.

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

GZA GeoEnvironmental Technologies, Inc. ("GZA") provides geotechnical engineering, environmental consulting, environmental remediation and information management systems to industrial, commercial, financial, public service and government clients. Our geotechnical services involve the evaluation of soil, rock and groundwater conditions for the design and construction of buildings, highways, tunnels, dams, piers and other structures. Our environmental services range from the initial assessment and evaluation of contaminated sites to the design, construction and operation of remediation systems to treat, control or remove contamination. We design and implement environmental health and safety information management systems, applications and networks focused on intranet networking platforms. We provide drilling, laboratory and instrumentation services in support of geotechnical and environmental activities. Through our information systems division, we provide integrated environmental information management services.

GZA's strategy is to provide a wide range of services from the identification of a potential problem through the design and implementation of a solution. However, we often enter into contracts requiring only one of our services. We believe that our ability to combine environmental, geotechnical and information services differentiates us from many of our competitors. Environmental problems frequently involve soil and groundwater contamination. Often, geotechnical expertise is essential in developing the best remedial solutions. Such solutions may involve excavation and removal of contaminated soil and groundwater, containment by subsurface and surface hydraulic barriers, and management of groundwater flow through soil and rock. In such situations, GZA's geotechnical and environmental personnel work together to evaluate and develop engineered solutions to environmental problems. Our information systems provide clients with the data and flexibility they need to measure their environmental and health and safety information and to comply with complex regulations. Our broad base of technical skills enables GZA to offer efficient solutions to clients' problems.

We provide services to clients through our subsidiaries and affiliates. GZA GeoEnvironmental, Inc. primarily performs consulting, environmental remediation, geotechnical and information management services. GZA Drilling, Inc. primarily performs drilling operations. Both companies are wholly owned subsidiaries of GZA GeoEnvironmental Technologies, Inc. In New York, services are provided by our affiliate, Goldberg-Zoino Associates of New York, P.C., doing business as GZA GeoEnvironmental of New York, a professional corporation owned by officers, directors and stockholders of GZA. Aquaterra Environmental Consultants Limited, GZA's 50%-owned joint venture in the United Kingdom, provides environmental services in Europe.

SERVICES

We provide services in four broad categories: geotechnical engineering, environmental consulting, environmental restoration, and information management services. A project may involve activities in more than one of these categories.

GEOTECHNICAL ENGINEERING SERVICES

Our geotechnical engineers evaluate the properties of soil and rock to develop recommendations and specifications for the design and construction of structures and civil works projects. Our clients include engineers and architects, construction firms, public agencies, real estate developers and property owners.

SOIL AND ROCK ENGINEERING. GZA provides engineering design and construction monitoring services in connection with earthwork projects, braced excavations, dewatering operations, slope stability, geosynthetic applications, and ground improvement.

FOUNDATION ENGINEERING. GZA provides consultation concerning foundation design and construction. To formulate our recommendations, we perform geological studies, subsurface exploration and laboratory testing to determine the engineering properties of subsurface materials and to identify related engineering and construction issues.

DAMS. GZA provides consulting, design and inspection services in connection with new construction and the rehabilitation of concrete and embankment dams, dikes and levees.

MARINE FACILITIES. GZA provides specialized geotechnical engineering and structural design for the construction of new shoreline and off-shore marine facilities and the rehabilitation and remediation of existing facilities.

TUNNELS. GZA provides geotechnical engineering for the design and construction of shafts, tunnels and underground chambers in soil and rock for mass transit programs, utilities, water supply systems, storm water runoff management systems, highways and other uses. Our services include geological investigations and mapping, recommendations for structural design and construction, and installation and monitoring of instrumentation.

TRENCHLESS CONSTRUCTION. GZA helps owners, engineers and contractors make decisions regarding the use of trenchless construction for utility development and other projects. Our services include equipment applicability evaluations, subsidence evaluations and groundwater control assessment. On site work may involve use of pipe jacking, microtunneling and directional drilling.

SERVICES TO CONTRACTORS. GZA assists construction companies with specialized technical services that deal with design, safety, environmental and quality control issues. Examples of these services include:

  -  Pile Driving Studies/Testing      -  Vibration/Noise Monitoring
  -  Earthwork Control                 -  Health and Safety Plans
  -  Cofferdam/Underpinning Design     -  Environmental Monitoring and Reporting
  -  Dewatering System Design          -  Materials Testing for Compliance

ENVIRONMENTAL CONSULTING SERVICES

We provide a wide variety of services relating to environmental issues. We seek solutions that address regulatory requirements and are acceptable to clients in terms of both cost and risk.

ENVIRONMENTAL MANAGEMENT AND REGULATORY COMPLIANCE SERVICES. GZA's services help clients plan, coordinate and implement effective strategies to comply with environmental and occupational health and safety regulations.

Our services include:

  -  Compliance and Management         -  Strategic Planning
     Systems Audits                    -  ISO 14000 Services
  -  Regulatory Training               -  Permitting Assistance
  -  Occupational Health and Safety    -  Air Quality Engineering
  -  Wastewater Management             -  Pollution Prevention
  -  Stormwater and Solid and          -  Community Relations
     Hazardous Waste Management
  -  Raw Materials Storage and
     Management

ENVIRONMENTAL INVESTIGATIONS OF CONTAMINATED SITES AND FACILITIES. GZA performs all aspects of environmental investigations for projects ranging from Superfund sites to individual leaking underground storage tanks. Our services include:

  -  Hydrogeologic and Remedial Studies
  -  Facility Evaluation and Voluntary Corrective Actions
  -  Feasibility Studies and Remedial Design

RISK ASSESSMENT. GZA helps clients evaluate environmental data and quantify potential risks posed to human or ecological receptors. Our services include:

  -  Human Health and Ecological Risk Assessment
  -  Development of Risk-Based Cleanup Levels

NATURAL RESOURCE EVALUATION AND PERMITTING. GZA identifies potential risks posed to natural resources and develops solutions that are environmentally acceptable and economically viable. Our environmental, geotechnical and civil engineering services include:

  -  Water Resource Evaluation and     -  Wildlife and Aquatic Habitat
     Aquifer Protection                   Evaluation
  -  Erosion Control and Stormwater    -  Wetland Impact Assessment and
     Management                           Mitigation Design

PROPERTY TRANSFER STUDIES/ENVIRONMENTAL SITE ASSESSMENTS. GZA helps clients assess risks associated with the purchase or management of real estate and businesses. Our services include:

  -  Phase I and Phase II Environmental Site Assessments
  -  Property Condition Assessments

WATER RESOURCES ASSESSMENTS. GZA conducts water quality and benthic condition surveys of reservoir and riverine systems, physical condition assessments for dams and pumping networks associated with water supply facilities, and dredge materials management investigations related to navigation channels.

SOLID WASTE MANAGEMENT SERVICES. GZA assists the owners and operators of transfer stations and landfills in the siting, design, construction, operation, maintenance, remediation, and closure of facilities. Services include:

  -  Feasibility/Siting Studies        -  Construction Management and Quality
  -  Environmental Impact Studies         Inspection/Testing
  -  Geologic and Hydrogeologic        -  Facility Operations Engineering
     Evaluations                       -  Closure/Post Closure Monitoring
  -  Permitting                        -  Environmental Remediation
  -  Facility Design/Build

ENVIRONMENTAL RESTORATION SERVICES

GZA provides engineering, construction and construction management services to help clients locate, identify and remediate environmental contamination. GZA designs and implements its own restoration plan or constructs and operates cleanup systems designed by others.

DESIGN AND CONSTRUCTION OF ENVIRONMENTAL TREATMENT SYSTEMS. GZA performs some or all aspects of design, construction, installation, and start-up of remedial treatment systems. GZA has designed, built and implemented systems for the remediation of contaminated soil and groundwater using such methods as soil stabilization/fixation, soil vapor extraction, counter-current aeration, carbon adsorption, thermal desorption and bioremediation. GZA's systems may be remotely managed using radio, dial-up and web-based information systems.

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

REMOVAL OR REPLACEMENT OF TANKS AND PIPING SYSTEMS. GZA provides underground storage tank testing and assessment, regulatory compliance audit and planning services and management of tank or piping upgrade, removal and installation.

ASBESTOS AND LEAD MANAGEMENT AND ABATEMENT. GZA provides a variety of services, including asbestos survey and lead risk assessments, management of the abatement process, air quality monitoring and development and periodic review of asbestos management programs. Using qualified subcontractors, GZA will abate asbestos and lead hazards as a prime contractor.

FACILITY CLOSURE AND RESTORATION. GZA provides integrated remediation services to clients that are closing facilities and/or restoring contaminated sites for redevelopment. Our services include environmental assessments, cost-benefit analysis and remedial design and construction management. Our applications include facility/equipment decontamination, decommissioning, demolition, as well as lagoon and landfill closures and structure demolition. Projects can be delivered via conventional owner, engineer, contractor relationships and design-remediate project delivery mechanisms that include fixed price to closure agreements.

INFORMATION MANAGEMENT SERVICES

Our Information Systems Division develops and delivers information management solutions to clients, as well as administers our internal information management strategy. This division complements and enhances our traditional role of acquiring, accumulating and processing data, and presenting information to, or on behalf of clients. The Information Systems Division's approach to information management combines the latest information technology, computerized internal information systems (intranets), the resources of the Internet, and sound principles of the strategic use of information. GZA provides clients with information-related services and systems that:

- enhance the client's ability to use data within its own organization and improve operational and management efficiency, particularly in the area of environmental and health and safety information management

- reduce the cost of information management through a centralized enterprise approach using Internet/intranet technology

-  enhance communication between GZA and our client

-  enhance communication for our clients and their customers

Our products and services are primarily web-enabled applications that advance our client's use of the Internet and intranets. Examples of these applications include the following:

CUSTOMERLINK(SM) is a web-based application that allows clients to access information concerning their projects that is maintained on GZA's systems. Through CustomerLink(SM), clients enter a secure on-line environment where they can access electronic file cabinets of project-specific information and collaborate with their project teams. This allows clients to directly participate in their projects from anywhere in the world.

INFOLINK(SM) is a web-based environmental information management system that simplifies and streamlines environmental health and safety information management reporting. InfoLink(SM) consists of easily customized applications that are specific to a client's needs and priorities. InfoLink(SM) applications include:

  -  MSDS Management                   -  Employee Training Management
  -  Safety/Health Incident Tracking   -  ISO 14000 Environmental Management
  -  Chemical Tracking and Reporting   -  Waste Minimization
  -  Regulatory Compliance Calendar    -  Air Emissions Tracking and Reporting

GEOGRAPHIC INFORMATION SYSTEMS AND APPLICATIONS (GIS) Geographic information systems and applications technology links digital mapping with relational databases. Our services include:

  -  Needs Assessment and Planning     -  Application Development
  -  Database Modeling and Design      -  Training and Support

The GIS technology provides the users with a visual image (i.e., a map of a geographic area, a plant layout, etc.) for access to information about specific points on the map. GZA's systems are designed to maintain data for:

  - regulatory reporting/compliance in connection with landfill management and manufacturing plant environmental data management

  -  energy usage analysis and management

  - municipal land management, resource planning, permit control, development planning, etc.

 SUPPORT SERVICES

To support its services to clients, GZA maintains a geotechnical instrumentation group, an environmental laboratory, a geotechnical laboratory and drilling operations. By providing these services, GZA controls quality and provides faster results than could generally be obtained from outsourcing such services.

GEOTECHNICAL INSTRUMENTATION. GZA's Soil and Rock Instrumentation Division ("SRI") supports our geotechnical and environmental projects and provides specialty geotechnical instrumentation and engineering services to the heavy construction industry and other clients. SRI maintains an instrumentation laboratory and a fabrication shop. On geotechnical projects, SRI designs, installs and monitors instruments to observe excavation support systems, tunnels, and deep foundations during construction. On environmental projects, SRI performs automated pump tests to assess aquifer characteristics. SRI also works with the Information Systems Division to develop web-based applications and custom software to be used in data acquisition systems for dams and construction projects in which rapid data collection and analysis are required.

LABORATORIES. GZA's Environmental Chemistry Laboratory analyzes soil, water, air and waste samples in connection with our environmental studies. Mobile laboratory and vibratory drill rigs provide field sampling and small diameter well installation as well as on-site, real-time chemical screening and analyses. GZA's geotechnical laboratory performs analyses to determine permeability, strength, compressibility and other engineering properties of rock cores and soil samples. The geotechnical laboratory also measures geomembrane seam strength as well as frictional resistance between geomembranes and soils or other geosynthetics.

DRILLING. GZA performs drilling, sampling and installation of monitoring and recovery wells. Drilling to obtain samples usually forms part of the subsurface investigation phase of both environmental and geotechnical projects. The drilling operation also provides dewatering and pump test support services, grouting and specialty foundation construction.

JOINT VENTURE

AQUATERRA ENVIRONMENTAL CONSULTANTS LIMITED (U.K.)

In 1991, GZA entered into a joint venture with Carl Bro Group (U.K.) Limited to form Aquaterra Environmental Consultants Limited. The stock of Aquaterra Environmental Consultants Limited is owned equally by GZA and Carl Bro Group. Aquaterra Environmental Consultants Limited, with offices in Leeds, London and Edinburgh, provides services related to contaminated land and groundwater remediation, environmental compliance of operating facilities and geotechnical engineering. We are currently in discussions with Carl Bro Group concerning the future of the joint venture, and it is uncertain whether, and on what terms, the Aquaterra joint venture will continue.

CUSTOMERS

Our client base includes industrial companies, owners and operators of solid waste landfills, real estate developers, architects and engineers, construction firms, parties to property transfers and financings (lenders, law firms, corporations and developers) and public agencies. We derive most of our revenues from the private sector. During the past year, the private sector accounted for approximately 82% of net revenues.

In fiscal year 1999, we were actively engaged in approximately 3,700 assignments for approximately 1,700 clients. These assignments ranged from brief projects such as environmental site assessments and geotechnical foundation evaluations to long-term projects such as multi-year hazardous waste cleanups and geotechnical infrastructure projects. Most of our assignments lasted less than six months in duration. Management estimates that 38% of net revenues in fiscal 1999 were derived from projects for which net revenues were $50,000 or less. In fiscal year 1999, no one customer accounted for more than 5% of our net revenues.

BACKLOG

As of April 30, 1999, we had a backlog of orders we believed to be firm of approximately $47 million. This includes estimated amounts under orders on a time and materials, unit price, or other basis without a fixed price. The amount represents gross revenues, including costs of services and materials subcontracted to third parties. Backlog at April 30, 1999 excludes the value of government contracts that have been awarded but have not yet been executed and/or funded. It also excludes the value of contract options that have not yet been exercised. As of April 30, 1998, we had a backlog of orders calculated on same basis of approximately $26 million. Because work can be terminated by the client at any time, there is no assurance that all the amounts included in backlog will ultimately be realized, even if covered by written contracts or task orders.

COMPETITION

The markets for environmental and geotechnical services have become increasingly competitive. We compete with many different small local firms and large regional and national firms having substantially greater financial and marketing resources than we have. Competition in both the environmental and geotechnical services markets is based primarily on quality, diversity of services, geographic location, price and reputation. In some geographic markets, GZA provides environmental engineering and consulting, geotechnical engineering design and contractor support services. Some state and local statutes and regulations may inhibit our ability to compete for construction work in areas at or near sites where we have formerly provided engineering or design services. Management believes we are one of a few firms that offers a combination of environmental consulting, remediation, geotechnical engineering with integrated information management services. Management believes that the ability to provide this range of services enhances our competitive position in our market areas.

IMPACT OF ENVIRONMENTAL REGULATION

The business of GZA and its clients is subject to a wide range of overlapping federal, state and local environmental laws and regulations. These laws and regulations have helped to create a demand for many of our services. Changes in environmental laws and regulations, in the regulatory climate generally, and in the resources available to and priorities of the federal, state and local agencies responsible for enforcement of environmental laws and regulations could materially affect demand for our services.

Reductions of the budgets of the U.S. Environmental Protection Agency and Department of Defense, ongoing legislative proposals to narrow the scope of some federal statutes, and delays in the U.S. Environmental Protection Agency legislation could result in reduced demand for our services. Conversely, regulatory reform initiatives designed to shift responsibility for environmental compliance and enforcement from government agencies to private parties could create new opportunities for us. Such initiatives have been taken in Massachusetts and Connecticut where supervision of the clean-up of contaminated sites has for the most part been delegated by state regulatory officials to "licensed site professionals" or "licensed environmental professionals" employed by private entities. We employ a number of individuals qualified and licensed in these and other states in which we provide services. Regulatory reform initiatives may also reduce the cost of environmental cleanups and therefore may encourage more private remediation projects. Whether such initiatives will lead to an increased need for our services is uncertain. There can be no assurance that changes in the regulatory climate and in environmental statutes and regulations will not result in reduced demand for such services.

The principal statutes affecting our business and the markets it serves include the following:

RESOURCE CONSERVATION AND RECOVERY ACT OF 1976. The Resource Conservation and Recovery Act of 1976 and the Hazardous and Solid Waste Amendments of 1984, establish a comprehensive regulatory scheme for the handling, transportation, treatment, storage and disposal of hazardous waste. Although "cradle-to-grave" responsibility for hazardous wastes rests with generators of the material, every facility that treats, stores or disposes of specified minimum amounts of hazardous waste must comply with specific operating, design, financial responsibility and closure requirements. These requirements have contributed to demand for our consulting services, permitting assistance, remedial design and implementation and waste management services.

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, addresses problems created by past handling and disposal of hazardous substances. It requires the U.S. Environmental Protection Agency to identify contaminated sites and to compel a wide array of "responsible parties" to pay for necessary cleanup activities. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 also authorizes multiple damages and penalties for non-compliance with the U.S. Environmental Protection Agency orders and provides for the U.S. Environmental Protection Agency to perform cleanup activities in appropriate circumstances. Our services include site investigations, feasibility studies, development and implementation of alternative remediation plans, oversight of contractors and support and expert testimony for related litigation.

FEDERAL WATER POLLUTION CONTROL ACT OF 1972. The Federal Water Pollution Control Act of 1972 establishes a system of standards, permits and enforcement procedures for the discharge into water of pollutants from industrial and municipal sources. The law sets treatment standards for industries and wastewater treatment plants. The law also regulates and requires permits for development and construction activities involving wetlands and navigable waters. We provide a range of services in connection with this regulatory scheme, including regulatory permitting assessments, conceptual design planning, wastewater pretreatment engineering, assistance with environmental impact studies, reports and applications for environmental permits and construction services.

CLEAN AIR ACT AMENDMENTS OF 1990. The Clean Air Act Amendments of 1990 consist of major initiatives to attain and maintain national ambient air quality standards. These standards ensure that new sources of potential atmospheric emissions are equipped with appropriate pollution control technology and ensure that emissions of hazardous air pollutants are controlled to the maximum extent possible. The law requires a comprehensive operating permit program. We provide a range of air quality services including emission inventories, preparation of permit applications, and oversight of contractors.

OTHER REGULATIONS. In addition to federal environmental regulations, many states and local authorities have enacted laws regulating activities affecting the environment. Some of these laws impose differing, and sometimes stricter, standards than their federal counterparts. Examples include a variety of statutes related to "Brownfields" initiatives. Brownfields are abandoned or underutilized properties where actual or perceived contamination may interfere with redevelopment. Many states are encouraging reuse of such sites by implementing regulations that establish clean-up standards based on current risks and reasonably foreseeable future site use, rather than theoretical risks and unlikely end uses. Some states also may provide covenants not to sue or agreements that document the regulators' acceptance of the clean-up process. Such covenants and agreements may be transferable with the property.

The national trend at the state and federal levels of risk-based cleanups of contaminated properties may have a positive impact on the demand for our services. We are working on a number of projects involving Brownfields sites, providing services ranging from initial investigation through final construction. We also are seeking investments in contaminated property to apply our remediation experience to produce attractive financial returns. Through a limited liability company or other affiliations with experienced property developers, we are seeking premium returns with controlled risks.

POTENTIAL LIABILITY, RISK MANAGEMENT AND INSURANCE

Our professional environmental consulting, remediation design and geotechnical engineering services, as well as our remedial construction, drilling and test boring operations, involve risks of significant liability for environmental and property damage, personal injury, economic loss, and costs, fines and penalties assessed by regulatory agencies. Liability for environmental contamination and for providing environmental services is a developing area of the law, and it is difficult to assess accurately the potential risks to us.

Some statutes and judicial decisions impose strict liability on a party that causes or contributes to the release of contaminants into the environment, even if the party acted without negligence or fault. Under certain circumstances, a government or private party might allege that our own analytical, consulting or remedial activities subjected us to liability under various statutes or regulations. Services by our environmental consultants as licensed site professionals and licensed environmental professionals may expose us to additional liability. In addition to our potential liability under statutes and common law, we sometimes agree to indemnify clients for losses and expenses they may incur as a result of our services. Some of these losses may not be covered by our insurance.

Our information management services also pose risks associated primarily with systems' security.

We maintain comprehensive programs for risk management, health and safety training and medical monitoring of field employees, quality assurance and quality control and loss prevention. We seek to limit our liability to the client and to require the client to indemnify us for costs and liabilities not caused by our negligence or misconduct. However, not all contracts include these provisions. There is no assurance that such provisions can be enforced or that our clients will always have adequate financial resources to stand behind these types of contractual promises.

We have a broad-range risk management and insurance program with large commercial insurers. We maintain workers' compensation/employer's liability, commercial general, automobile and umbrella liability coverage. This coverage is written on an incident/occurrence basis. Our property is insured for loss or damage. We also maintain environmental professional liability policies that cover professional liability, contractor's environmental liability and completed operations, with aggregate limits each of $5 million in excess of a deductible of $500,000 per claim/ $1,000,000 in the annual aggregate written on a claims-made/occurrence-type basis (respectively) for events since 1964. Shared umbrella and follow-form excess liability coverage is secured in the amount of $50,000,000 under one policy concurrent with the various underlying coverages.

The law concerning the extent of coverage available under liability insurance policies in the context of environmental claims is unsettled and is likely to remain unsettled in the foreseeable future. All of our policies permit termination by the insurer without cause subject to a notice period. There is no assurance that we will be able to maintain or replace our insurance policies, that premiums will remain at levels that economically permit the maintenance of such coverage, that all claims that may be asserted against us will be covered by insurance or that such claims will not exceed the coverage limits.

EMPLOYEES

On April 30, 1999, we had 459 employees, including 384 technical personnel. Our technical staff consists of civil and environmental engineers, geologists, drillers and a number of specialists in such fields as hydrology, chemistry, toxicology, biology and industrial hygiene. Management believes that our future success depends in large part on its ability to attract and retain qualified professional staff. The market for such professionals is competitive.

ITEM 2. PROPERTIES
------------------

Our corporate and administrative headquarters and one of our district offices, are located in Newton Upper Falls, Massachusetts, where we occupy two buildings. One of the buildings is approximately 42,000 square feet and has a lease that extends through February 2001. During fiscal year 1999, we paid approximately $714,000 in base rent for this facility. The other location in Newton Upper Falls is for approximately 10,000 square feet. In fiscal year 1999, we paid approximately $140,000 in base rent for this facility.

GZA leases 21 other principal facilities located in: Vernon, Connecticut; Duluth, Georgia; Portland, Maine; Brockton, Massachusetts; West Newton, Massachusetts; Worcester, Massachusetts; Livonia, Michigan; Grand Rapids, Michigan; Manchester, New Hampshire; Wayne, New Jersey; Hammonton, New Jersey; Buffalo, New York; New York City, New York; Rochester, New York; Monroe, North Carolina; Coraopolis, Pennsylvania; Providence, Rhode Island; Dallas, Texas; Rutland, Vermont; South Burlington, Vermont and Pewaukee, Wisconsin. These other facilities have a combined square footage of approximately 103,000 square feet. Aggregate base rent for all facilities leased by us (other than our facilities in Newton Upper Falls) during fiscal year 1999 totaled approximately $1,105,000. Lease terms expire at various times through January 31, 2004.

We believe that existing facilities are adequate to meet our current requirements. We also believe that suitable additional or substitute space will be available on reasonable terms as needed to accommodate expansion of operations.

In addition to its leasehold interests in real property, we also own computer equipment, vehicles, drilling rigs, laboratory equipment and instrumentation, remediation treatment equipment and other machinery, equipment and furniture.



ITEM 3. LEGAL PROCEEDINGS
-------------------------

We are party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of GZA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The information appearing under the caption "Supplemental Information" in the Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1999, in the form included as Exhibit 13.1 to this annual report on Form 10-K, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The information appearing under the caption "Summary Financial Information" in the 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

GZA does not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations and Comprehensive Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in the 1999 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT;
-----------------------------------------------------------------------------
EXECUTIVE  COMPENSATION;  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND
-------------------------------------------------------------------------------
MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held on July 13, 1999 (the "1999 Proxy Statement"), to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  Documents filed as part of the report:

     (1) The following consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate included in the 1999 Annual Report are incorporated by reference in Item 8:

                 Report of Independent Accountants.

                 Consolidated Balance Sheets at February 28, 1999 and 1998.

                 Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 28, 1999, 1998 and 1997.

                 Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1999, 1998 and 1997.

                 Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1999, 1998 and 1997.

                 Notes to Consolidated Financial Statements for the fiscal years ended February 28, 1999, 1998 and 1997.

     (2) The following consolidated financial statement schedule of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate is included in this report:

         Report of Independent Accountants
                                                                       PAGE
                                                                       ----

         Schedule II     Valuation and Qualifying Accounts              19

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

10.42** Form of Group Life Insurance Plan for key employees; letter describing coverage levels

10.43** Form of Indemnity Agreement between the Company and its respective directors

10.51+ Form of Assignment of Beneficial Interest between GZA GeoEnvironmental, Inc. ("Assignee") and, respectively, John E. Ayres, Joseph D. Guertin, Jr., and Steven J. Trettel ("Assignors"), dated June, 1996, to transfer each Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee

10.52+ Form of Assignment of Beneficial Interest and Indemnity Agreement between GZA GeoEnvironmental, Inc. ("Assignee") and Donald T. Goldberg ("Assignor"), dated June, 1996, to transfer Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee

10.53++ Second Loan Modification Agreement, dated as of August 7, 1997, to the Revolving Credit and Term Loan Agreement among Fleet Bank and the Company and its subsidiaries and affiliate included as Item 10.30, including a Promissory Note dated August 7, 1997 and a form of Promissory Note.

10.54         GZA Restated 401(k) Profit Sharing Plan, effective as of
              January 1, 1998

10.55 Memorandum of Understanding, Transfer of Assets, Contract Obligations and Personnel From Raamot Associates, P.C. to GZA GeoEnvironmental of New York; Confidentiality, Non-disclosure and Restrictive Covenant Agreement between GZA and Tonis Raamot; Bill of Sale - Personal Good Will of Tonis Raamot, P.E.

13.1 Annual Report of Stockholders of the Company for the fiscal year ended February 28, 1999 (Portions Incorporated by reference only)

22.1          Subsidiaries of the Registrant

23.1          Consent of Independent Accountants

27.1          Financial Data Schedule

27.2++ Restated Financial Data Schedule for the fiscal year ended February 29, 1996

27.3++ Restated Financial Data Schedule for the fiscal year ended February 28, 1997

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

++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, as filed with the Commission on May 29, 1998.

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                               GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.

Date:   May  26, 1999          /s/ ANDREW P. PAJAK
                               -----------------------
                               Andrew P. Pajak
                               Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                      TITLE                           DATE
---------                      -----                           ----


/s/ ANDREW P. PAJAK                                            May 26, 1999
----------------------
Andrew P. Pajak                Chief Executive Officer and
                               Director (Principal Executive
                               Officer)


/s/ JOSEPH P. HEHIR                                            May 26, 1999
----------------------
Joseph P. Hehir                Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


/s/ DONALD T. GOLDBERG                                         May 26, 1999
----------------------
Donald T. Goldberg             Director


/s/ M. JOSEPH CELI                                             May 26, 1999
----------------------
M. Joseph Celi                 Director


/s/ JOSEPH D. GUERTIN                                          May 26, 1999
----------------------
Joseph D. Guertin              Director

/s/ WILLIAM E. HADGE                                           May 26, 1999
-------------------------
William E. Hadge               Director


/s/ DR. LEWIS MANDELL                                          May 26, 1999
-------------------------
Dr. Lewis Mandell              Director


/s/ DR. THOMAS W. PHILBIN                                      May 26, 1999
-------------------------
Dr. Thomas W. Philbin          Director


/s/ TIMOTHY W. DEVITT                                          May 26, 1999
-------------------------
Timothy W. Devitt              Director


/s/ ROSE ANN GIORDANO                                          May 26, 1999
-------------------------
Rose Ann Giordano              Director


/s/ DAVID B. PERINI                                            May 26, 1999
-------------------------
David B. Perini                Director

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of GZA GeoEnvironmental Technologies,
Inc.:

Our report on the consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. has been incorporated by reference in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                      PRICEWATERHOUSECOOPERS LLP




Boston, Massachusetts
May 10, 1999

                                   SCHEDULE II




              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended February 28, 1997, 1998, and 1999

                                  Balance at  Charged to
                                   beginning  costs and               Balance at
         Description                of year    expenses  Write-offs  end of year
         -----------                -------    --------  ----------  -----------

Year ended February 28, 1997
 Allowance for doubtful accounts
 (deducted from accounts
 receivable) ...........           $774,000  $  525,000    $455,000   $  844,000


Year ended February 28, 1998
 Allowance for doubtful accounts
 (deducted from accounts
 receivable) ...........           $844,000  $  378,000    $323,000   $  899,000

Year ended February 28, 1999
 Allowance for doubtful accounts
 (deducted from accounts
 receivable) ...........           $899,000  $2,021,000    $262,000   $2,658,000

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number     Description                                                      Page
------     -----------                                                      ----

10.54 GZA Restated 401(k) Profit Sharing Plan, effective as of January 1, 1998

10.55      Memorandum of Understanding, Transfer of Assets,
           Contract Obligations and Personnel From Raamot
           Associates, P.C. to GZA GeoEnvironmental of New York;
           Confidentiality, Non-disclosure and Restrictive Covenant Agreement between GZA and Tonis Raamot; Bill of Sale -
           Personal Good Will of Tonis Raamot, P.E.

13.1 Annual Report to Stockholders of the Company for the fiscal year ended February 28, 1999 (Portions incorporated by reference only)

22.1       Subsidiaries of the Registrant

23.1       Consent of Independent Accountants

27.1       Financial Data Schedule

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) the percentage which certain items in the consolidated statements of operations of the Company bear to net revenues, and (ii) the percentage increase (decrease) in the dollar amount of such items from year to year.


                                                                                               Year-to-Year
                                                        Percentage                              Percentage
                                                     of Net Revenues                        Increase (Decrease)
------------------------------------------------------------------------------------------------------------------
                                                        Year Ended                             Fiscal Years
------------------------------------------------------------------------------------------------------------------
                                        February 28,    February 28,    February 28,     1999 vs.         1998 vs.
                                           1999            1998            1997            1998             1997
------------------------------------------------------------------------------------------------------------------
Net revenues                               100%            100%            100%              7%               (1)%

Salaries and related costs                  71              71              73               7                (3)

General and administrative expenses         24              24              26               4                (8)

Income, before other income and taxes        5               5               1              16               220

Other income, net                            1               1               1             (13)               71

Provision for income taxes                   2               2               1              11               200

Net income                                   4               4               1              10               159




GENERAL
GZA's gross revenues include the cost of services and materials subcontracted to third parties and certain expenditures such as equipment purchases, laboratory testing, use of our field and technical equipment, travel, telephone and reproduction charges that, under the terms of our contracts, are billed to clients, generally with an added service and handling charge. Net revenues exclude the amount of such reimbursable costs and expenditures but include the corresponding service and handling charges. Net revenues also include estimates for loss contingencies for disputed contract and pending change order items. Accordingly, we regard net revenues, which reflect services provided and revenues earned directly by us, as the primary measure of our business growth.

Salaries and related costs include the cost of professional, clerical and administrative salaries, and related costs such as taxes, insurance, Incentive Compensation Plan bonuses, which are based on total company and individual performance goals, and other fringe benefits. General and administrative expenses include costs of marketing, professional development and training, professional and general liability insurance, claims and legal proceedings, occupancy, depreciation, amortization, and clerical and administrative overhead.

On December 31, 1998, we acquired the business assets of Tonis Raamot, PE and the personal property of Raamot Associates, PC of New York, NY. Raamot Associates is a Manhattan-based geotechnical and construction engineering firm, with ongoing projects including high-rise buildings, industrial and manufacturing facilities, waterfront structures, large dams and storage reservoirs, railroads, highways, tunnels, and sewage treatment plants. The total acquisition price was $500,000 which consisted of $50,000 for the furniture and fixtures of Raamot Associates, $50,000 for a covenant not-to-compete by Mr. Raamot, and other intangible assets totaling $400,000. We also secured the services of the former employees of Raamot Associates, PC and sublet the premises. The furniture and fixtures are depreciated over estimated useful lives ranging from three to five years. The covenant not-to-compete is amortized over three years, and the intangible assets are amortized over ten years. We paid $200,000 in cash upon consummation of the transaction, and gave the seller a $300,000 non-interest bearing note for the remaining purchase price. This note becomes due on December 31, 1999.

FISCAL 1999 AND 1998 VERSUS PRIOR YEARS


                        1999 vs. 1998       1998 vs. 1997
                          Increase             Decrease         1997 Amount
                          --------             --------         -----------

Net Revenues.         $2,457,000 6.5%     ($360,000) (0.9%)     $38,211,000

The increase in fiscal 1999 net revenues is attributable to an increase in demand for our services in the Northeast and Great Lakes Regions. The increase was offset by decrease in demand for our services in the Southeast Region and lower prices received for contracted billable hours of our technical staff.

The decrease in fiscal 1998 net revenues is attributable to our decision to discontinue operations of the Phoenix, Arizona office in the second quarter of fiscal 1998 and lower prices due to increasingly competitive market conditions for geotechnical, environmental consulting and drilling services. The net revenues decline was offset partially by an increase in billable hours of technical staff for contracted activity in the Northeast Region.

                        1999 vs. 1998       1998 vs. 1997
                          Increase             Decrease         1997 Amount
                          --------             --------         -----------
Salaries and
Related Costs.        $1,786,000 6.6 %    ($801,000) (2.9%)     $27,782,000

Salaries and Related Costs. The increase in fiscal 1999 salaries and related expenses is attributable to the increase in the number of full-time equivalent professional and support staff employees, annual salary increases and Incentive Compensation Plan bonuses. The salary and related costs increases were offset, in part, by a net reduction in medical and workers' compensation insurance expenses.

The decrease in fiscal 1998 salaries and related costs reflects reduced salary and benefit costs as result of staffing and management restructuring efforts which were initiated in fiscal 1997 and continued into fiscal 1998 and, to a lesser extent, our decision to discontinue operations of the Phoenix office. The salaries and related cost reductions were offset, in part, by an increase in Incentive Compensation Plan bonus payments.

                        1999 vs. 1998       1998 vs. 1997
                          Increase             Decrease         1997 Amount
                          --------             --------         -----------
General and
Administrative
Expenses.             $  385,000 4.2%       ($804,000) (8.2%)   $ 9,864,000

General and Administrative Expenses. The increase in fiscal 1999 general and administrative expenses is attributable primarily to higher business development, professional development and training, placement and recruiting, consulting, and bad debt expenses which were offset, in part, by reductions in professional liability claims and legal expenses and the lower net cost for technical equipment and small tools and Computer Automated Design (CAD) services.

The decrease in fiscal 1998 general and administrative expenses reflects approximately $222,000 in lower occupancy cost as result of lease cost reductions associated with our decision to downsize operations in fiscal 1997 and the decision to discontinue operations of the Phoenix office in the second quarter of fiscal 1998. In addition, fiscal 1997 reflects a goodwill write-down of $400,000 for prior years' acquisitions and approximately $300,000 in closing costs for the Gainesville drilling operation.


                        1999 vs. 1998       1998 vs. 1997
                          DECREASE             INCREASE         1997 AMOUNT
                          --------             --------         -----------

Other Income, Net.   ($   55,000) (12.5%)    $181,000 70.7%     $   256,000

The decrease in fiscal 1999 other income, net is due primarily to the reduction of interest income as a result of the increase in the average number of days outstanding for accounts receivable and administrative delays in billing and collecting for several large construction contracts and an increase in interest expense from financing the growth of the business throughout fiscal 1999 including payment of $1,972,000 in capital expenditures. The decrease in other income, net was offset by an increase in our equity income from Aquaterra Environmental Consultants Limited ("Aquaterra"), a 50% owned joint venture with Carl Bro Group (UK) Ltd. We are currently in discussions with Carl Bro Group concerning the future of the joint venture, and it is uncertain whether, and on what terms, the Aquaterra joint venture will continue. Discontinuance of the joint venture could result in a reduction of our other income and adversely affect our ability to address opportunities in the European market.

The increase in fiscal 1998 other income, net is due primarily to an increase in interest income, a reduction in borrowing cost and an increase in our equity income from Aquaterra.

Provision for Income Taxes. The provision for income taxes reflects effective tax rates for fiscal 1999, 1998, and 1997 of 39%, 39%, and 36%, respectively. Differences from the 34% federal statutory rate resulted primarily from the combined effect of the addition of provisions for state taxes (net of federal tax benefit), tax-exempt interest income, and other non-deductible items.

Quarterly Fluctuations and Seasonality. Our results may fluctuate from quarter to quarter due to such factors as weather, the timing of major contracts, the mix of projects and the level of subcontracted services involved, the timing of additions to our professional and support staff (who may require health and safety training and technical and project management training and, therefore, may initially charge clients a lower percentage of their time), and the opening or closing of offices. Operating results for any one fiscal quarter may not be indicative of the results that will be achieved in any subsequent quarter or for the year.

Inflation. Management does not believe that inflation has had a significant effect on our results of operations.

Future Operating Results. The volume of our services is affected by federal and state government spending and changes in environmental regulations. In addition, the industry is continuing to experience a period of consolidation, continuing price competition and increasing salaries and demand for entry level and experienced project managers. These trends are expected to continue.

Liquidity and Capital Resources. Cash used by operating activities was $1,163,000 in fiscal 1999 compared with $3,265,000 provided by operations in fiscal 1998. The $4,428,000 increase, in cash used, in fiscal 1999 is due primarily to increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. We are continuing to seek ways to reduce delays in collection of accounts receivables particularly on large projects where we are a third party subcontractor.

We made capital expenditures of $1,972,000 in fiscal 1999 and $1,232,000 in 1998. The increase in capital expenditures in fiscal 1999 reflects our investments in revenue-producing information technology, testing and sampling equipment, specialty drilling equipment rigs and accessories as well as investments in computer technology to improve internal communications and to address Year 2000 Compliance Program objectives.

GZA announced a 500,000 share buyback program during fiscal 1998 and had purchased 500,000 shares at a cost of $2,442,000 as of February 28, 1999.

GZA has a Revolving Credit and Term Loan Agreement with Fleet Bank (the "Bank") which provides for unsecured borrowings in the aggregate amount of $10,000,000. The facility consists of a revolving credit line of $5,500,000 and a term loan facility of $4,500,000. Revolving credit advances bear interest at the Bank's floating base rate or, at our option, at LIBOR plus 200 basis points. Under the terms of the line of credit, we are required to maintain a minimum net worth, working capital, current ratio, quick ratio, tangible net worth and cash flow coverage ratio. Term loans bear interest at the Bank's floating rate or, at our option, at a fixed rate equal to the Bank's cost of funds plus 200 basis points. At February 28, 1999, we had no borrowings under the revolving credit line and no term loans.

GZA's cash and cash equivalents were $894,000 at the end of fiscal 1999 compared with $4,594,000 at the end of fiscal 1998. Short-term investments were $3,837,000 at the end of fiscal 1999 compared with $3,519,000 at the end of fiscal 1998. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper.

Funding requirements for operations and for future growth are expected to be met from existing cash and investments and funds generated from operations. We believe that these sources will enable us to meet our cash requirements for at least the next twelve months.

NEWLY ISSUED ACCOUNTING STANDARDS
In 1999, we adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components.

In 1999, we adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement revised guidelines for determining an entity's operating segments and the type of financial information to be disclosed. The adoption of this statement had no impact on the financial statements as we have one operating segment.

YEAR 2000
GZA has established a comprehensive Year 2000 compliance program (Y2K Program) designed to (1) identify computer systems (hardware and software) and non-IT equipment (telecommunications equipment, laboratory instruments, technical equipment, etc.) that may fail to recognize or properly process dates after January 1, 2000, (2) upgrade or replace non-compliant components, systems, and software, and (3) evaluate the Year 2000 readiness of our critical suppliers and service providers. The progress of the Y2K Program is as follows.

MISSION-CRITICAL BUSINESS SYSTEMS
We have completed the remediation of the primary business systems with the appropriate Y2K fixes/upgrades deployed and tested. The following upgraded (Y2K-ready) systems are currently in production use:

ACCOUNTING SYSTEM - Our accounting software has been updated to a later version that reads any date with a two-digit year of 00 to 68 as a 21st century date and any date with a two-digit year of 69 to 99 as a 20th century date. We believe that the re-compiled software is fully Y2K-ready with respect to the handling and processing of date information. The cost of the accounting software update was approximately $2,000. Full verification and testing of the updated software has been completed.

PAYROLL/HR SYSTEMS - Our payroll and human resource systems have been upgraded from legacy DOS systems to ADP Payroll for Windows and ADP HR Perspective, respectively. The cost of these upgrades, including new server hardware and related equipment was approximately $30,000. The conversion of both the Payroll and HR systems was complete as of December 31, 1998. Full verification and testing of the new software was complete as of March 31, 1999.

COMPANY HEADQUARTER'S VOICE MAIL SYSTEM - The voice mail system that serves the Newton Upper Falls, Massachusetts locations was replaced by a Y2K compliant Octel Communications Model 200 Message Server at a cost of approximately $30,000. We cut over to the new system on April 9, 1999. The Octel Model 200 has been certified Y2K compliant by the vendor.

DESKTOP COMPUTING ENVIRONMENT (DESKTOP COMPUTERS, SERVERS AND NETWORK DEVICES) We have completed a physical inventory and assessment of our computers and computer-related hardware (PCs, servers and network components). With the assistance of external consultants and the use of two Y2K assessment tools, we have identified Y2K compliance problems with hardware (BIOS/RTC chips), software applications, and data files (databases, spreadsheets, etc.). We are currently in the process of planning client/server hardware, operating system software and application upgrades/replacements to address the Y2K compliance issues. The client/server remediation process is planned for completion on or before September 30, 1999.

NON-IT EQUIPMENT
We have completed a physical inventory of our non-IT equipment. With the assistance of an outside consultant, we have made significant progress in assessing the Y2K status of various laboratory instruments and various pieces of technical equipment. The assessment involves contact with the manufacturer of each piece of equipment, by various means of inquiry, to determine compliance status, test procedures and upgrade options. As of this report date, the assessment is approximately 80 percent complete. Progress to date indicates that most items checked are either compliant by design or do not rely on dates to function or process data. To date, only two items have been found to be non-compliant. An additional eight items may require a software upgrade depending upon the software revision currently installed.

INSTALLED SYSTEMS (ENVIRONMENTAL MONITORING, TREATMENT AND PROCESS CONTROL SYSTEMS)
We are conducting an inventory of environmental monitoring, treatment and process control systems installed at client sites. Systems with electronic controls that will be operating on and after January 1, 2000 are being assessed for potential Year 2000 problems. We anticipate we will complete the Year 2000 assessment of our client active systems by June 30, 1999.

Although our contracts do not include Year 2000 warranties, the failure of such installed systems to operate properly, after January 1, 2000, could lead to disruption of our clients' business and substantial claims against us by our clients. The nature and magnitude of the potential claims cannot be predicted at this time. We will continue to evaluate the level of risk and nature of uncertainties arising from potential Year 2000 non-compliance as we proceed with our inventory and the Year 2000 assessment process. We will seek to cooperate with our current and former clients to reduce the risk and impact of potential date related failures in installed systems.

CRITICAL SUPPLIERS AND SERVICE PROVIDERS
We have solicited input from our key suppliers and service providers including subcontractors, financial services firms (banks, insurance companies), communications providers (telephone, dedicated data lines, internet service providers), public utilities (electric, gas, water), service bureaus, and benefits administrators regarding their Year 2000 status. We will determine which, if any, pose a threat to the uninterrupted operation of our business in the event that they experience system errors or failures. To date, approximately 50 percent of our key suppliers and service providers have responded to our Y2K inquiry.

CONTINGENCY PLANNING
We have not developed Y2K contingency plans. Following (1) the internal assessment, remediation and testing of all computer and non-IT equipment, and
(2) the evaluation of external dependencies, we will consider contingency planning in areas where significant uncertainties remain.

ESTIMATED TOTAL COST
Although we expect that we will need to upgrade or replace various additional computer systems, and possibly some non-IT equipment, we do not expect operating costs or capital investments to be materially affected by Year 2000 related expenditures. We estimate that operating and capital costs directly related to our Y2K Program, through its completion, will range from $75,000 to $150,000 and from $250,000 to $350,000, respectively. We plan to complete the remediation and testing of all systems by September 30, 1999.

REPORT OF INDEPENDENT ACCOUNTANTS









To the Board of Directors and Stockholders of GZA GeoEnvironmental Technologies, Inc. and Affiliate:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of GZA GeoEnvironmental Technologies, Inc. and its subsidiaries and affiliate at February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
May 10, 1999

CONSOLIDATED BALANCE SHEETS


February 28, 1999 and  1998                                                           1999              1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $    894,000          $  4,594,000
  Available-for-sale securities                                                      3,837,000             3,519,000
  Accounts receivable, net                                                          13,503,000            11,423,000
  Costs and estimated earnings in excess of
      billings on uncompleted contracts, net                                         8,018,000             7,261,000
  Prepaid expenses and other current assets                                            149,000               133,000
  Deferred income taxes                                                              1,450,000             1,029,000
                                                                                  ------------          ------------
        Total current assets                                                        27,851,000            27,959,000
Property and equipment, net                                                          5,901,000             5,344,000
Other assets, net                                                                    1,505,000               918,000
                                                                                  ------------          ------------
Total assets                                                                      $ 35,257,000          $ 34,221,000
                                                                                  ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                         $  4,776,000          $  4,373,000
  Accrued payroll and expenses                                                       3,900,000             4,283,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                         1,313,000             1,835,000
  Income taxes payable                                                                 311,000               102,000
                                                                                  ------------          ------------
        Total current liabilities                                                   10,300,000            10,593,000
                                                                                  ------------          ------------
Deferred income taxes                                                                  816,000               742,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized - 1,000,000 shares
    issued and outstanding - none                                                           --                    --
  Common stock, $.01 par value; authorized - 14,000,000 shares;
    issued (including treasury shares) - 4,078,104 shares at
    February 28, 1999 and 4,027,440 shares at February 28, 1998                         41,000                40,000
  Capital in excess of par value                                                    14,650,000            14,430,000
  Accumulated other comprehensive income                                               (10,000)               (6,000)
  Retained earnings (includes $926,000 and $890,000 of retained earnings of the Company's consolidated affiliate at
    February 28, 1999 and 1998, respectively)                                       11,902,000            10,393,000
                                                                                  ------------          ------------
        Subtotal                                                                    26,583,000            24,857,000
  Less:  Common stock held in treasury, at cost
    (500,000 and 400,475 shares at February 28, 1999 and 1998,
    respectively)                                                                   (2,442,000)           (1,971,000)
                                                                                  ============          ============
  Total stockholders' equity                                                        24,141,000            22,886,000
                                                                                  ============          ============
  Total liabilities and stockholders' equity                                      $ 35,257,000          $ 34,221,000
                                                                                  ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


For the Years Ended February 28, 1999,  1998, and  1997                 1999                1998               1997
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                            $ 60,653,000        $ 59,546,000        $ 59,340,000


Reimbursable expenses                                                 20,345,000          21,695,000          21,129,000
                                                                    ------------        ------------        ------------
         Net revenues                                                 40,308,000          37,851,000          38,211,000

Costs and expenses:
  Salaries and related costs                                          28,766,000          26,981,000          27,782,000

  General and administrative                                           9,444,000           9,060,000           9,864,000
                                                                    ------------        ------------        ------------
Income before other income and taxes                                   2,098,000           1,810,000             565,000
                                                                    ------------        ------------        ------------
Other income (expense):

  Interest income                                                        254,000             346,000             311,000

  Gain (loss) on sale of equipment, and other assets                       4,000              (6,000)             27,000

  Equity in net income of joint venture                                  175,000              97,000              28,000

  Interest expense                                                       (50,000)                 --            (110,000)
                                                                    ------------        ------------        ------------
  Total other income, net                                                383,000             437,000             256,000
                                                                    ------------        ------------        ------------
Income before provision for income taxes                               2,481,000           2,247,000             821,000

Provision for income taxes                                               972,000             877,000             292,000
                                                                    ------------        ------------        ------------
Net income                                                             1,509,000           1,370,000             529,000

Other comprehensive income - change in unrealized gains
  (losses) on securities                                                  (4,000)              1,000              10,000

Comprehensive income                                                $  1,505,000        $  1,371,000        $    539,000
                                                                    ------------        ------------        ------------
Per share amounts:

  Basic earnings per share                                          $        .42        $        .35        $        .13

  Basic weighted average shares                                        3,604,000           3,932,000           3,929,000

  Diluted earnings per share                                        $        .41        $        .34        $        .13

  Diluted weighted average shares                                      3,674,000           3,973,000           3,929,000
                                                                    ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    Common Stock                   Accumulated                 Treasury Stock
                                 ------------------   Capital in      Other                  ------------------         Total
                                 Number of     Par    Excess of   Comprehensive   Retained   Number of              Stockholders'
                                  Shares      Value   Par Value      Income       Earnings     Shares     Amount       Equity
                                 ---------    -----   ----------  -------------   --------   ---------    ------    -------------
Balance
February 29, 1996                3,865,610  $39,000   $13,949,000   $(17,000)   $ 8,494,000                           $22,465,000
   Issuance of common stock         83,184       --       253,000                                                         253,000
   Change in unrealized
       losses on
       available-for-sale
       securities                                                     10,000                                               10,000
   Net income                                                                       529,000                               529,000
                                 ---------  -------   -----------   --------    -----------   -------   -----------   -----------
Balance
February 28, 1997                3,948,794   39,000    14,202,000     (7,000)     9,023,000                            23,257,000
   Issuance of common stock         78,646    1,000       228,000                                                         229,000
   Change in unrealized
       losses on
       available-for-sale
       securities                                                      1,000                                                1,000
   Net income                                                                     1,370,000                             1,370,000
   Buy back of treasury shares                                                                400,475   $(1,971,000)   (1,971,000)
                                 ---------  -------   -----------   --------    -----------   -------   -----------   -----------
Balance
February 28, 1998                4,027,440   40,000    14,430,000     (6,000)    10,393,000   400,475    (1,971,000)   22,886,000
   Issuance of common stock         50,664    1,000       220,000                                                         221,000
   Change in unrealized
       losses on
       available-for-sale
       securities                                                     (4,000)                                              (4,000)
   Net income                                                                     1,509,000                             1,509,000
   Buy back of treasury shares                                                                 99,525      (471,000)     (471,000)
                                 ---------  -------   -----------   --------    -----------   -------   -----------   -----------
Balance
February 28, 1999                4,078,104  $41,000   $14,650,000   $(10,000)   $11,902,000   500,000   $(2,442,000)  $24,141,000
                                 ---------  -------   -----------   --------    -----------   -------   -----------   -----------



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended  February 28, 1999,  1998 and  1997                          1999             1998             1997
-------------------------------------------------------                       -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,509,000      $ 1,370,000      $   529,000
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             1,300,000        1,333,000        2,295,000
      (Gain) loss on sale of equipment, other assets                               (4,000)           6,000          (27,000)
      Equity in net income of joint venture                                      (175,000)         (97,000)         (28,000)
      Deferred (prepaid) income taxes                                            (347,000)         442,000         (461,000)
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net                       (2,080,000)       1,636,000        2,596,000
         Decrease (increase) in costs and estimated earnings in excess of
             billings on uncompleted contracts, net                            (1,279,000)        (739,000)         248,000
         Decrease (increase) in prepaid expenses and other current assets         (16,000)         238,000          114,000
         Decrease in refundable income taxes                                           --               --          138,000
         (Decrease) increase in accounts payable, trade                           103,000         (882,000)        (230,000)
         (Decrease) increase in accrued payroll and expenses                     (383,000)         219,000         (319,000)
         Increase (decrease) in income taxes payable                              209,000         (261,000)         363,000
                                                                              -----------      -----------      -----------
                  Net cash (used in) provided by operating activities          (1,163,000)       3,265,000        5,218,000
                                                                              -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase  in available-for-sale securities                                       (322,000)         (64,000)        (700,000)
Proceeds from disposal of equipment                                               155,000           82,000          216,000
Acquisition of property and equipment                                          (1,972,000)      (1,232,000)        (995,000)
(Increase) decrease in other assets                                              (148,000)          56,000         (108,000)
Decrease  in due from affiliates                                                       --               --          676,000
                                                                              -----------      -----------      -----------
                  Net cash used in investing activities                        (2,287,000)      (1,158,000)        (911,000)
                                                                              -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                                                    8,830,000               --        3,542,000
Payments on line of credit                                                     (8,830,000)              --       (3,542,000)
Repayments of notes payable                                                            --               --         (990,000)
Repayments of long-term debt                                                           --               --       (2,659,000)
Proceeds from issuance of common stock, net                                       221,000          229,000          253,000
Acquisition of treasury stock                                                    (471,000)      (1,971,000)              --
                                                                              -----------      -----------      -----------
                  Net cash used in financing activities                          (250,000)      (1,742,000)      (3,396,000)
                                                                              -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                           (3,700,000)         365,000          911,000
Cash and cash equivalents at beginning of year                                  4,594,000        4,229,000        3,318,000
                                                                              -----------      -----------      -----------
Cash and cash equivalents at end of year                                      $   894,000      $ 4,594,000      $ 4,229,000
                                                                              ===========      ===========      ===========
Supplemental disclosure of cash flow information:
      Interest  paid                                                          $    50,000      $        --      $   110,000
      Income taxes paid, net                                                  $ 1,110,000      $   696,000      $   248,000
Non cash investing activities:
      Note payable issued in connection with asset acquisition:               $   300,000      $        --      $        --



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GZA GeoEnvironmental Technologies, Inc. and subsidiaries and affiliate ("GZA") prepares its financial statements in accordance with generally accepted accounting principles and has adopted accounting policies and practices which are generally accepted in the industries in which it operates. GZA, a multi-disciplinary consulting firm, provides a wide range of environmental consulting, remediation, geotechnical and information system services to industrial, commercial, financial, public service, and government clients. The following are our significant accounting policies.

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of GZA GeoEnvironmental Technologies, Inc. and its wholly owned subsidiaries and affiliate. All material intercompany transactions and balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported amounts that reflect estimates that require the use of significant judgment by management. Such amounts include, but are not limited to, allowances for doubtful accounts, reserves for unbilled amounts and claims reserves.

Revenues and Cost Recognition. Revenue from engineering service contracts is recognized as the services are provided. Revenue from long-term contracts is generally recognized on the percentage-of-completion method. Under this method, we recognize the proportion of the total profit anticipated from the contract which the cost of the work completed bears to the estimated total cost of the contractual work. For contracts which extend over more than one year, revisions in cost and earnings estimates during the course of the work are reflected in the period when the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period when it is determined a loss may occur. For purposes of determining the percentage of completion, contract costs include all material, labor, and indirect costs related to contract performance. Contracts relating to government-funded projects may include clauses under which the contract may be terminated for the convenience of the government, or be subject to renegotiation at the request of the government based upon certain contractual conditions. If such contracts are terminated or renegotiated, we reflect any adjustments in the period they become known.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and investments in fixed income securities with original maturity dates of three months or less.

Concentration of Credit Risk. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. We have not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed present in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of tax exempt municipal bonds, taxable U.S. treasury notes and other bonds and commercial paper, with original maturity dates of three months or more, are carried at fair value. We limit the amount of our investments in any one entity to minimize exposure to loss. The securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of comprehensive income, and therefore as an adjustment to stockholders' equity.

Property, Equipment and Depreciation. Property and equipment are stated at cost. Additions and improvements, unless of a relatively minor amount, are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are eliminated from the accounts and the resulting gains or losses are reflected in income. Depreciation is provided using various straight-line and accelerated methods over the estimated useful lives of the individual assets, which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the remaining life of the lease, whichever is shorter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets. Other assets consist principally of investments in unconsolidated companies and the excess of cost over net assets acquired resulting from acquisitions of businesses (goodwill). Amortization of these costs is computed on a straight-line basis over the estimated useful life of other assets, ranging from ten to twenty-five years. For the fiscal years ended February 28, 1999, 1998 and 1997, we recorded goodwill amortization expense of $29,000, $19,000 and $439,000, respectively.

We periodically review the propriety of carrying amounts of our long-lived and intangible assets, and periodically review the amortization periods, to determine whether current events and circumstances warrant adjustments to the carrying value or estimated useful lives. At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of such assets by assessing the carrying value against anticipated future operating results. Factors which management considers in performing the assessment include past and projected operating results, trends and prospects. During fiscal 1997 we wrote off $400,000 of goodwill related to prior years' acquisitions.

Income Taxes. We account for income taxes pursuant to the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Computation of Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the dilutive effect of common stock equivalents. Stock options having an exercise price below the average fair market value of our common stock during the fiscal year are deemed to be a common stock equivalent.

Newly Issued Accounting Standards. In 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components.

In 1999, we adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement revised guidelines for determining an entity's operating segments and the type of financial information to be disclosed. The adoption of this statement had no impact on the financial statements as we have one operating segment.

Reclassification. Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CONDENSED FINANCIAL INFORMATION OF AFFILIATE

The condensed financial information of GZA's affiliate, GZA GeoEnvironmental of New York, at February 28, 1999 and 1998 and for each of the three years in the period ended February 28, 1999 is as follows:


CONDENSED BALANCE SHEETS

                                                         1999          1998
                                                      ----------     ----------

Total assets                                          $1,961,000     $1,038,000
                                                      ==========     ==========
Total liabilities                                     $1,035,000     $  144,000
                                                      ----------     ----------
Total stockholders' equity                            $  926,000     $  890,000
                                                      ==========     ==========
CONDENSED STATEMENTS OF OPERATIONS
                                          1999           1998           1997
                                       ----------     ----------     ----------

Net revenues                           $1,509,000     $1,099,000     $1,227,000
                                       ----------     ----------     ----------
Net income (loss)                      $   36,000     $    4,000     $ (378,000)
                                       ==========     ==========     ==========


Approximately $164,000, $198,000 and $235,000 of net revenues were billed to GZA in fiscal 1999, 1998 and 1997, respectively.

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

Unrealized losses on available-for-sale securities at February 28, 1999 and 1998 were approximately $10,000 and $6,000, respectively, net of deferred taxes. The maturities of available-for-sale securities held at February 28, 1999 are as follows:


Within one year                                                      $  452,000
From 1-5 years                                                        3,385,000
                                                                     ----------
Total                                                                $3,837,000

Certain of these available-for-sale securities have maturities in excess of one year but are classified as current assets consistent with their use. Gross realized gains and losses from available-for-sale securities were immaterial to GZA's operating results.

NOTE 4. ACCOUNTS RECEIVABLE, NET
Accounts receivable consist of the following at February 28:

                                                         1999            1998
                                                     -----------     -----------

Accounts receivable, principally trade               $15,179,000     $11,410,000
Retainage                                                982,000         912,000
                                                     -----------     -----------
                                                      16,161,000      12,322,000
Less - Allowance for doubtful accounts                 2,658,000         899,000
                                                     -----------     -----------
                                                     $13,503,000     $11,423,000
                                                     ===========     ===========

All amounts billed under retainage provisions of long-term contracts are expected to be collected within one year of completion of the contracts.

NOTE 5. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS, NET

Costs and estimated earnings in excess of billings on uncompleted contracts, net, which represent revenues earned but not billed under the terms of the related contracts, are as follows, as of February 28:

                                                         1999           1998
                                                      ----------     ----------

Costs incurred on uncompleted contracts               $4,539,000     $4,168,000
Estimated earnings                                     3,479,000      3,093,000
                                                      ----------     ----------
                                                      $8,018,000     $7,261,000
                                                      ==========     ==========

Included in unbilled costs and estimated earnings on uncompleted contracts are reserves of $396,000 and $582,000 as of February 28, 1999 and 1998, respectively, based on management's estimates of the contract values. Management continuously evaluates and adjusts specific reserves based on progress of contract negotiations and management's judgment of the ultimate contract value. At the point when material changes are renegotiated or known, GZA reflects the appropriate adjustments. Costs incurred on uncompleted contracts are typically billed at the end of a two-week or four-week billing cycle.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and consist of the following as of February 28:

                                                         1999            1998
                                                       ----------     ----------

Machinery and equipment                               $ 3,619,000     $ 3,103,000
Laboratory and technical equipment                      3,254,000       3,448,000
Furniture, fixtures and computer equipment              7,232,000       7,387,000
Motor vehicles, rigs and trucks                           827,000         748,000
Leasehold improvements                                  2,408,000       2,495,000
                                                      -----------     -----------
                                                       17,340,000      17,181,000
Less - Accumulated depreciation and amortization       11,439,000      11,837,000
                                                      -----------     -----------
                                                       $5,901,000     $ 5,344,000
                                                      ===========     ===========

Depreciation expense for the years ended February 28, 1999, 1998 and 1997 was $1,289,000, $1,315,000 and $1,857,000, respectively.

NOTE 7. REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY

GZA has entered into two financing arrangements with a financial institution (the "Bank"). We have available an unsecured revolving line of credit under which we can borrow up to $5,500,000 in a combination of cash and letters of credit, with interest payable monthly at the Bank's Corporate Base Rate, as defined, or the applicable LIBOR rate plus 200 basis points. Under the terms of the line of credit, we are required to maintain a minimum net worth, working capital, current ratio, quick ratio, tangible net worth and cash flow coverage ratio. There were no borrowings under this revolving credit agreement at February 28, 1999 and 1998. We had no letters of credit outstanding at February 28, 1999 or 1998.

GZA also has available a $4,500,000 term loan facility, providing for term borrowings amortized through July 31, 2000 bearing interest at a variable rate equal to the Bank's Corporate Base Rate, as defined, or a fixed rate over the term of the loan. There were no borrowings under the term loan facility at February 28, 1999 or 1998. The term loan facility requires maintenance of the same ratios and financial covenants as the revolving line of credit.

NOTE 8. ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses consist of the following at February 28:


                                                             1999        1998
                                                         ----------   ----------

Accrued payroll and related benefits                     $3,368,000   $3,230,000
Legal and claims reserves                                   266,000      675,000
Other                                                       266,000      378,000
                                                         ----------   ----------
                                                         $3,900,000   $4,283,000
                                                         ==========   ==========


NOTE 9. EARNINGS PER SHARE (EPS)

                                            For the Year Ended February 28, 1999
                                            ------------------------------------
                                                            Shares     Per share
                                              Income        (000s)      Amount
                                            ----------      ------     ---------

Basic EPS
Income available to common shareholders     $1,509,000      3,604        $ .42
                                            ----------      -----        -----
Effect of dilutive securities
    Stock options                                   --         70           --
                                            ----------      -----        -----
Diluted EPS
Income available to common shares and
    common share equivalents                $1,509,000      3,674        $ .41
                                            ==========      =====        =====


                                            For the Year Ended February 28, 1998
                                            ------------------------------------
                                                            Shares     Per share
                                              Income        (000s)      Amount
                                            ----------      ------     ---------

Basic EPS
Income available to common shareholders     $1,370,000      3,932        $ .35
                                            ----------      -----        -----
Effect of dilutive securities
    Stock options                                   --         41           --
                                            ----------      -----        -----
Diluted EPS
Income available to common shares and
    common share equivalents                $1,370,000      3,973        $ .34
                                            ==========      =====        =====


                                            For the Year Ended February 28, 1997
                                            ------------------------------------
                                                            Shares     Per share
                                              Income        (000s)      Amount
                                            ----------      ------     ---------

Basic and Diluted EPS
Income available to common shareholders     $  529,000      3,929        $ .13
                                            ==========      =====        =====



NOTE 10. TREASURY STOCK

In 1997, the Board of Directors authorized the repurchase of up to 500,000 shares of GZA's common stock in the open market at prevailing prices. The amount and timing of stock repurchases depend on market conditions, share price and other factors. During the year ended February 28, 1999 and 1998, we repurchased 99,525 and 400,475 shares of common stock, at a cost of $471,000 and $1,971,000, which includes transaction fees, respectively.

NOTE 11. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLAN

Under GZA's 1989 Incentive Stock Option Plan, as amended (the "Incentive Plan"), options to purchase shares of common stock may be issued to key employees including executive officers and directors who are employees. The Incentive Plan is administered by our Board of Directors. Option prices may not be less than fair market value on the date of grant and terms of options may not be more than ten years. All Incentive Plan options are non-assignable and vest over a five-year period. The Incentive Plan terminates on May 31, 1999 or when all options issuable thereunder have been exercised.

The number of shares reserved for issuance under the Incentive Plan is 510,000 shares. During 1996 and 1997, the Board of Directors approved reductions, from $5.70 to $5.25 and $5.25 to $3.50, respectively, in the exercise price of outstanding options under the Incentive Plan. The reduced exercise prices were not less than fair market value of our common stock on the date of the reductions and therefore did not result in compensation expense charges.

Information related to the Incentive Plan is summarized as follows:


                                             Incentive Stock Options Outstanding
                                             -----------------------------------
                                             Number of               Range of
                                              Shares             Exercise Prices
                                             ---------           ---------------

Balance at February 29, 1996                  248,278            $5.25
Granted                                        89,200             3.50  -  5.25
Cancelled                                     (32,600)            3.50  -  5.25
                                             --------            --------------
Balance at February 28, 1997                  304,878             3.50
Granted                                        10,000             3.50
Cancelled                                     (18,200)            3.50
Exercised                                      (3,600)            3.50
                                             --------            --------------
Balance at February 28, 1998                  293,078             3.50
Granted                                         2,000             5.00
Cancelled                                     (16,200)            3.50
Exercised                                           0             3.50
                                             --------            --------------
Balance at February 28, 1999                  278,878            $3.50
                                             --------            --------------


As of February 28, 1999, 1998 and 1997 options for 234,878 , 224,158 and 199,348 shares, with weighted-average exercise prices of $3.50, $3.50 and $3.50 (giving effect to the option repricing in 1997) were exercisable. As of February 28, 1999 options to purchase 227,522 shares were available to be granted under the Incentive Plan. The weighted-average remaining contractual life of the options outstanding is 2.6 years.

Under GZA's 1989 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), non-qualified stock options to purchase up to 15,000 shares of common stock may be issued to key employees, executive officers and directors of GZA. The Non-Qualified Plan is administered by our Board of Directors. All Non-Qualified Plan options are non-assignable and vest over a five-year period. The Non-Qualified Plan terminates on May 31, 1999 or when all options issuable thereunder have been exercised.

During fiscal 1997, the Board of Directors approved a reduction, from $5.25 to $3.50, in the exercise price of outstanding options under the Non-Qualified Plan. The reduction of the exercise price of these options did not result in compensation expense charges.

As of February 28, 1998, options to purchase 7,500 shares of common stock at an exercise price of $3.50 per share were outstanding under the Non-Qualified Plan. All such options were exercisable.

Under GZA's 1995 Stock Incentive Plan (the "Stock Plan"), we may grant certain key employees, at no cost, shares of "restricted stock" of GZA in appreciation of services. A condition of receipt of any award under the Stock Plan is that the employee must either own, or agree to acquire within one year, an equivalent number of shares. All shares awarded under the Stock Plan vest over a five-year period. Unearned compensation related to the award of restricted stock is recorded at the date of award based on the fair market value of the shares against paid in capital, and is amortized to expense over the applicable vesting period. The maximum number of shares that may be granted under the Stock Plan is 200,000. Pursuant to the Plan, 4,432, 2,273, and 15,053 shares were issued to certain employees during fiscal years ending 1999, 1998 and 1997, respectively.

We also maintain an employee stock purchase plan under which up to 220,000 shares of our common stock are available for purchase by our employees. Eligible employees can purchase shares of the stock at the lower of 85% of the fair market value of the stock on the first or last day of each six-month period beginning on March 1 or September 1. Monies to purchase the shares are withheld from an employee's pay through payroll deductions. Under the plan, 10,466, 11,102 and 12,998 shares were purchased during fiscal 1999, 1998 and 1997, respectively.

GZA applies Accounting Principles Board Opinion No. 25 in accounting for our stock option and employee stock purchase plans. Accordingly, no compensation cost has been recognized for our stock option plans. Had compensation cost for our stock-based compensation plans been determined based on the fair market value at the grant dates as calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our net income and diluted net income per common share amounts would have been reduced. Our pro forma net income amounts would have been $1,433,000, $1,304,000 and $485,000 for the fiscal years ended February 28, 1999 and 1998 and 1997. Our pro forma diluted net income per share would have been $0.39, $0.32, and $0.12 for the fiscal years ended February 28, 1999 and 1998 and 1997, respectively.

The weighted-average fair value of options granted during 1999, 1998 and 1997 was $2.13, $1.47 and $1.47 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following assumptions for fiscal years 1999, 1998 and 1997: risk free interest rates of 5.61%, 6.16% and 6.68%, respectively; dividend yields of 0%; volatility factors of the expected market price of our common stock of 38%, 43% and 43%, respectively; and a weighted average expected life of the options of five years.

NOTE 12.  PURCHASE OF OTHER ASSETS

On December 31, 1998, we acquired the business assets of Tonis Raamot, PE and the personal property of Raamot Associates, PC of New York, NY. Raamot Associates is a Manhattan-based geotechnical and construction engineering firm, with ongoing projects including high-rise buildings, industrial and manufacturing facilities, waterfront structures, large dams and storage reservoirs, railroads, highways, tunnels, and sewage treatment plants. The total acquisition price was $500,000 which consisted of $50,000 for the furniture and fixtures of Raamot Associates, $50,000 for a covenant not-to-compete by Mr. Raamot, and other intangible assets totaling $400,000. We also secured the services of the former employees of Raamot Associates, PC and sublet the premises. The furniture and fixtures are depreciated over estimated useful lives ranging from three to five years. The covenant not-to-compete is amortized over three years, and the intangible assets are amortized over ten years. We paid $200,000 in cash upon consummation of the transaction, and gave the seller a $300,000 non-interest bearing note for the remaining purchase price. This note becomes due on December 31, 1999.

NOTE 13. INCOME TAXES

The provision for income taxes consisted of the following for fiscal years:

                                               1999         1998         1997
                                            ----------    --------    ---------
Currently payable:
State                                       $  303,000    $109,000    $ 151,000
Federal                                      1,016,000     326,000      602,000
                                            ----------    --------    ---------
    Total  current                           1,319,000     435,000      753,000
                                            ----------    --------    ---------
Deferred (prepaid):
State                                          (83,000)     98,000     (121,000)
Federal                                       (264,000)    344,000     (340,000)
                                            ----------    --------    ---------
    Total deferred (prepaid)                  (347,000)    442,000     (461,000)
                                            ----------    --------    ---------
    Total provision for income taxes        $  972,000    $877,000    $ 292,000
                                            ==========    ========    =========

Deferred income taxes are provided to account for temporary differences between the financial reporting basis and income tax basis of GZA's assets and liabilities using the liability method of accounting for income taxes. Deferred taxes represent the future income tax effect of reported differences between the book and tax bases of GZA's assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the U.S. federal statutory income tax rate to the effective income tax rate are as follows for fiscal years:

                                                       1999     1998      1997
                                                       ----     ----      ----

U.S. federal statutory income tax rate                   34%      34%       34%
State and foreign income tax, net of
      federal income tax benefit                          6        6         3
Interest income exempt from federal tax                  --       --        (3)
Reduction of valuation allowance                         (1)      (1)       --
Non-deductible expenses                                  --       --         2
                                                       ----     ----      ----
         Effective income tax rate                       39%      39%       36%
                                                       ====     ====      ====

GZA's net deferred tax asset at February 28, 1999 and 1998 consists of gross deferred tax liabilities of $753,000 and $656,000 and deferred tax assets of $1,763,000 and $1,339,000, respectively. GZA's net operating loss carryforwards expire in fiscal 2010 through fiscal 2013. The components of GZA's net deferred tax assets as of February 28, 1999 and 1998 are as follows:

                                                            1999        1998
                                                         ---------    ---------
Cash versus accrual method of accounting                 $ 167,000    $ 164,000
Depreciation and amortization                              586,000      492,000
Net operating loss carryforwards                          (214,000)    (231,000)
Allowance for doubtful accounts                           (945,000)    (359,000)
Other accrued expenses                                    (604,000)    (749,000)
Valuation allowance                                        376,000      396,000
                                                         ---------    ---------
Total net deferred tax assets                            $(634,000)   $(287,000)
                                                         =========    =========

The components of GZA's deferred income tax provision (benefit) for the years ended February 28, 1999 and 1998 are as follows:

                                                           1999         1998
                                                         ---------     --------
Cash versus accrual method of accounting                 $   3,000     $ 24,000
Depreciation and amortization                               94,000      266,000
Net operating loss carryforwards                            17,000      (21,000)
Allowance for doubtful accounts                           (586,000)     (41,000)
Other accrued expenses                                     145,000      240,000
Valuation allowance                                        (20,000)     (26,000)
                                                         ---------     --------
Total deferred income tax provision (benefit)            $(347,000)    $442,000
                                                         =========     ========

NOTE 14. RETIREMENT PLAN

GZA maintains a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code which covers all employees who meet minimum age and service requirements. Annual Company contributions are determined by the Board of Directors. The year end for the profit sharing plan is December 31. Amounts contributed by us under the plan vest according to a seven-year vesting schedule. To participate in the plan, an employee must contribute a minimum of 2% of his or her base salary, and may contribute additional amounts. Participant contributions are fully vested at all times. Our contributions to the plan were $660,000, $661,000, and $682,000 for fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, 1998 and 1997, the Board of Directors voted to make 25% of our contribution to the Plan in stock of GZA. As a result, in fiscal years 1999, 1998 and 1997, respectively, 38,152, 32,445, and 58,064 shares of our stock (having a total fair value of approximately $172,000, $165,000, and $171,000 on the date of contribution) were contributed in addition to cash contributions of $488,000, $496,000, and $511,000, respectively.

NOTE 15. RELATED PARTY TRANSACTIONS

GZA leases office space from certain stockholders and from entities owned by certain stockholders and employees. Lease payments, net of sublease income, to these entities totaled $868,000, $901,000, and $957,000 in fiscal 1999, 1998 and
1997, respectively.

GZA provides geotechnical design, instrumentation and other consulting services, on a contracting and subcontracting basis, to a company and affiliated entity of which director of GZA is Chairman of the Board of Directors. In fiscal 1999, we billed an aggregate of $5,100,000 for services provided to this company and affiliated entity.

NOTE 16. COMMITMENTS AND CONTINGENCIES
Lease Commitments. GZA leases certain facilities and equipment under the terms of various noncancellable operating leases, including leases with related parties described in Note 15. Lease terms generally range from two to five years. Additionally, we lease certain equipment under operating leases.

Future minimum lease payments under noncancellable operating leases as of February 28, 1999 are as follows:


2000                                                                 $1,925,000
2001                                                                  1,648,000
2002                                                                    628,000
2003                                                                    406,000
2004                                                                    180,000
                                                                     ----------
Total minimum lease payments                                         $4,787,000
                                                                     ==========

Rent expense charged to operations was $2,061,000, $2,137,000 and $2,312,000 in fiscal 1999, 1998 and 1997, respectively.

Claims and Legal Proceedings. GZA is a party to several legal actions claiming damages in connection with environmental remediation, environmental consulting, and construction projects arising in the normal course of business. Management believes that the outcomes of the legal actions to which it is a party will not, in the aggregate, have a material adverse effect on the results of operations or financial condition of GZA.

Our services involve risks of significant liability for environmental and property damage, personal injury, economic loss, and costs assessed by regulatory agencies for which insurance coverage or the contractual provisions may apply. Claims may potentially be asserted against us under federal and state statutes, common law, contractual indemnification agreements or otherwise.

SUPPLEMENTAL INFORMATION
PRICE RANGE OF COMMON STOCK (UNAUDITED)

GZA's common stock is traded in the over-the-counter market under the symbol "GZEA" and is included in the National Association of Securities Dealers, Inc. National Market System ("NASDAQ"). The following table sets forth the quarterly range of high and low sale prices per share of GZA's common stock for fiscal year 1999, as reported by NASDAQ.


Fiscal 1999:                                                High          Low
                                                           ------       -------

First Quarter                                              5 3/16         4 1/2
Second Quarter                                             5 3/16       4 11/16
Third Quarter                                               4 7/8         4 1/8
Fourth Quarter                                                  5             4


As of May 14, 1999, GZA's common stock was held by 339 holders of record. GZA has never paid cash dividends on its common stock, and does not intend to pay cash dividends in the foreseeable future. GZA currently intends to retain any future earnings to finance growth.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Three months ended                                 2/28/99     11/30/98     8/31/98     5/31/98
                                                   -------     --------     -------     -------

In thousands except per share amounts
Revenues                                           $14,673      $17,146     $15,330     $13,504
Net revenues                                         9,516       10,674      10,517       9,601
Income (loss) before other income and tax             (41)          800         682         657
Net income                                              55          512         470         472
Basic earnings per share                           $   .02      $   .14     $   .13     $   .13
Diluted earnings per share                         $   .01      $   .14     $   .13     $   .13

Three months ended                                 2/28/98     11/30/97     8/31/97     5/31/97
                                                   -------     --------     -------     -------

In thousands except per share amounts
Revenues                                           $15,406      $15,900     $15,384     $12,856
Net revenues                                         9,011        9,686       9,565       9,589
Income before other income and tax                     157          747         398         508
Net income                                             221          503         280         366
Basic earnings per share                           $   .07      $   .12     $   .07     $   .09
Diluted earnings per share                         $   .06      $   .12     $   .07     $   .09


CORPORATE INFORMATION

Directors and Executive Officers

Donald T. Goldberg
Chairman of the Board of Directors

Andrew P. Pajak
Director
President and
Chief Executive Officer

Joseph P. Hehir
Chief Financial Officer
Executive Vice President

M. Joseph Celi
Director
Executive Vice President
GZA GeoEnvironmental, Inc.

Joseph D. Guertin
Director
Senior Vice President
GZA GeoEnvironmental, Inc.

Timothy W. Devitt
Director

William E. Hadge
Director
Senior Vice President
GZA GeoEnvironmental, Inc.

Lewis Mandell
Director

Thomas W. Philbin
Director

John E. Ayres
Executive Vice President

Richard M. Simon
Secretary
Executive Vice President

STOCKHOLDER INFORMATION

Independent Accountants
PricewaterhouseCoopers LLP
Boston, Massachusetts

Counsel
Foley, Hoag & Eliot LLP
Boston, Massachusetts

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street
New York, New York 10005
Tel 212/936-5100

Common Stock Listing
The common stock of GZA GeoEnvironmental Technologies, Inc. is traded over the counter in the NASDAQ national market quotation system under the symbol GZEA.


Annual Meeting
The Annual Meeting of Stockholders will be held at 10:00 a.m. on July 13, 1999 at the Sheraton Needham Hotel, 100 Cabot Street, Needham, Massachusetts

Stockholders Reports
A copy of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, may be obtained without charge by writing to Investor Relations, GZA GeoEnvironmental Technologies, Inc., 320 Needham Street, Newton Upper Falls, Massachusetts 02464


Corporate Headquarters
GZA GeoEnvironmental
Technologies, Inc.
320 Needham Street
Newton Upper Falls
Massachusetts 02464
Tel 617/969-0050
Fax 617/969-0715


Operations
The Company conducts all its operations through its wholly owned subsidiaries GZA GeoEnvironmental, Inc. (GZA) and GZA Remediation, Inc. (GZAR); and through GZA's wholly owned subsidiary GZA Drilling, Inc.; through the Company's affiliate Aquaterra Environmental Consultants Limited, a joint venture of the Company and Carl Bro Group (UK) Ltd.; and through the Company's affiliate Goldberg-Zoino Associates of New York, P.C. (doing business as GZA GeoEnvironmental of New York), a New York professional service corporation wholly owned by officers, directors, and stockholders of the Company. The Company was incorporated in Delaware on May 5, 1989.