Form 10-Q
period 1999-05-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1999-07-12
CIK 852004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....... May 31, 1999.............................

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from................... to............................

Commission file number   0-17882

                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                              04-3051642
         -------------------------------                -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

          320 Needham Street, Newton Upper Falls, Massachusetts 02464
               (Address of principal executive offices) (Zip Code)

                                 (617) 969-0050
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at June 30, 1999 4,128,618

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS

                                                                                               Page
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements
o        Consolidated Balance Sheets -
         May 31, 1999 (unaudited) and February 28, 1999                                          3

o        Consolidated Statements of Operations and Comprehensive Income - (unaudited)
         Three Months Ended  May 31, 1999 and 1998                                               4

o        Consolidated Statements of Cash Flows - (unaudited)
         Three Months Ended May 31, 1999 and 1998                                                5

o        Notes to Consolidated Financial Statements - (unaudited)
                                                                                                 6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                7 - 10


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                                      11

Item 6   Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                      13


PART 1:  FINANCIAL INFORMATION
  ITEM 1:  FINANCIAL STATEMENTS

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                          CONSOLIDATED BALANCE SHEETS

                                                                                       MAY 31, 1999           FEBRUARY 28, 1999
                                                                                    --------------------      ------------------
                                                                                        (Unaudited)
                          ASSETS
Current assets:

      Cash and cash equivalents                                                     $           742,000        $        894,000
      Available-for-sale securities                                                           3,783,000               3,837,000
      Accounts receivable, net                                                               13,308,000              13,503,000
      Costs and estimated earnings in excess of billings on
            uncompleted contracts, net                                                        7,224,000               8,018,000
      Prepaid expenses and other current assets                                                 245,000                 149,000
      Refundable income taxes                                                                   263,000                       -
      Deferred income taxes                                                                   1,570,000               1,450,000
                                                                                    --------------------      ------------------
                Total current assets                                                         27,135,000              27,851,000
Property and equipment, net                                                                   6,040,000               5,901,000
Other assets, net                                                                             1,532,000               1,505,000

                                                                                    ====================      ==================
                Total assets                                                        $        34,707,000       $      35,257,000
                                                                                    ====================      ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Note payable                                                                  $           100,000       $               -
      Accounts payable, trade                                                                 3,053,000               4,776,000
      Accrued payroll and expenses                                                            4,452,000               3,900,000
      Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                          1,938,000               1,313,000
      Income taxes payable                                                                            -                 311,000
                                                                                    --------------------      ------------------
                Total current liabilities                                                     9,543,000              10,300,000
Deferred income taxes                                                                           880,000                 816,000
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value; authorized - 1,000,000 shares; issued and outstanding - none
      Common stock, $.01 par value; authorized - 14,000,000 shares; issued and outstanding (including treasury shares) - 4,125,018 at
            May 31, 1999 and 4,078,104 at February 28, 1999                                      41,000                  41,000
      Capital in excess of par value                                                         14,822,000              14,650,000
      Accumulated other comprehensive income (loss)                                             (30,000)                (10,000)
      Retained earnings                                                                      11,893,000              11,902,000
                                                                                    --------------------      ------------------
                Subtotal                                                                     26,726,000              26,583,000
      Less:  Common stock held in treasury, at cost (500,000 shares at
            May 31, 1999 and February 28, 1999)                                              (2,442,000)             (2,442,000)
                                                                                    ====================      ==================
                Total liabilities and stockholders' equity                          $        34,707,000     $        35,257,000
                                                                                    ====================      ==================

The accompanying notes are an integral part of these consolidated financial statements.

            GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                  Three Months Ended May 31,
                                                                    1999                  1998
                                                              (Unaudited)           (Unaudited)
                                                              ------------------    ------------------

Revenues                                                      $      15,533,000     $      13,504,000
Reimbursable expenses                                                 4,849,000             3,903,000
                                                              ------------------    ------------------
             Net revenues                                            10,684,000             9,601,000

Costs and expenses:
        Salaries and related costs                                    8,028,000             6,850,000
        General and administrative expenses                           2,741,000             2,094,000
                                                              ------------------    ------------------
        Income (loss) from operations,
             before other income and taxes                              (85,000)              657,000
                                                              ------------------    ------------------

Other income (expense)
        Interest income                                                  63,000                97,000
        Gain on sale of equipment and other assets                            -                 3,000
        Equity in net income of joint venture                            12,000                30,000
        Interest expense                                                 (6,000)                    -
                                                              ------------------    ------------------
        Total other income, net                                          69,000               130,000
                                                              ------------------    ------------------

Income (loss) from operations before
        provision for income taxes                                      (16,000)              787,000

(Benefit) provision for income taxes                                     (7,000)              315,000
                                                              ------------------    ------------------
Net income(loss)                                              $          (9,000)    $         472,000
Other comprehensive income-change in
        unrealized gains (losses) on securities                         (20,000)               (5,000)
                                                              ------------------    ------------------

Comprehensive income (loss)                                   $         (29,000)    $         467,000
                                                              ==================    ==================

Basic earnings per share:
        Earnings per share                                    $           (0.00)    $            0.13
                                                              ------------------    ------------------

        Basic weighted average shares                                 3,612,000             3,646,000
                                                              ------------------    ------------------

Diluted earnings per share:
        Earnings per share                                    $           (0.00)    $            0.13
                                                              ------------------    ------------------

        Diluted weighted average shares                               3,612,000             3,728,000
                                                              ------------------    ------------------

The accompanying notes are an integral part of these consolidated financial statements.

      GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended May 31,
                                                                                  1999                      1998
                                                                              (Unaudited)                (Unaudited)
                                                                            -----------------          ----------------

Cash flows from operating activities:
Net income (loss)                                                           $         (9,000)          $       472,000
Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
      Depreciation and amortization                                                  407,000                   303,000
      Equity in net income of joint venture                                          (12,000)                  (30,000)
      Benefit for deferred income taxes                                              (56,000)                        -
      Gain on disposal of equipment                                                        -                    (3,000)
      Changes in assets and liabilities:
           Decrease in accounts receivable, net                                      195,000                   112,000
           Decrease (increase) in costs and estimated earnings
                in excess of billings on uncompleted contracts                     1,419,000                (2,098,000)
           Increase in prepaid expenses                                              (96,000)                 (207,000)
           Increase in refundable income taxes                                      (263,000)                        -
           Decrease in accounts payable, trade                                    (1,723,000)               (1,539,000)
           Increase (decrease) in accrued payroll and expenses                       552,000                  (140,000)
           (Decrease) increase in income taxes payable                              (311,000)                   47,000
                                                                            -----------------          ----------------
                Net cash provided (used) by operating activities                     103,000                (3,083,000)
                                                                            -----------------          ----------------

Cash flows from investing activities:
      Decrease (increase) in available-for-sale securities                            34,000                  (141,000)
      Proceeds from sale of equipment                                                      -                   153,000
      Acquisition of property and equipment                                         (525,000)                 (608,000)
      Decrease (increase) in other assets                                            (36,000)                   19,000
                                                                            -----------------          ----------------
                Net cash used by investing activities                               (527,000)                 (577,000)
                                                                            -----------------          ----------------

Cash flows from financing activities:
      Borrowings on the line of credit                                               100,000                         -
      Proceeds from issuance of common stock, net                                    172,000                   165,000
                                                                            -----------------          ----------------
                Net cash provided by financing activities                            272,000                   165,000
                                                                            -----------------          ----------------

Net decrease in cash and cash equivalents                                           (152,000)               (3,495,000)
Cash and cash equivalents at beginning of year                                       894,000                 4,594,000
                                                                            =================          ================
Cash and cash equivalents at end of period                                  $        742,000           $     1,099,000
                                                                            =================          ================


The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1999, as filed with the Securities and Exchange Commission on May 26, 1999. Operating results for the three months ended May 31, 1999 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Month Comparison for Fiscal Years 2000 and 1999

o Net Revenues. The Company's net revenues for the three months ended May 31, 1999 increased by approximately $1,083,000 (11.3%) compared with the corresponding period in the prior fiscal year. Increased demand for our services in the Northeast and Great Lakes Regions and for services performed by our Information Systems Division led to a $1.1 million increase in net revenue from those business units. This increase in net revenues was offset by a $23,000 decline in net revenues in the Southeast Region. The increase in the Northeast Region includes approximately $224,000 attributable to the Company's December, 1999 acquisition of Raamot Associates, PC of New York, NY, a Manhattan-based consulting and engineering firm.

o Salaries and Related Costs. Salaries and related costs for the three months ended May 31, 1999 increased by $1,178,000 (17.2%) compared with the corresponding period in the prior fiscal year. The increase in salaries and related costs is attributable primarily to the increase in the number of full-time equivalent professional and support staff employees, including the increase in staff from the Raamot Associates acquisition, annual salary increases and Incentive Compensation Plan expenses, which are based on total company and individual performance goals.

  The increase in salary and related expenses reflects a significant investment in hiring senior staff for initiatives being undertaken to increase net revenues and expand engineering and consulting services and capabilities.

o General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 1999 increased by approximately $647,000 (30.9%) compared with the prior fiscal year. The increase in general and administrative expenses includes estimated costs of $235,000 attributable to management's decision to close the Atlanta office. The closing cost estimate for the Atlanta office includes lease settlement expenses and other legal, contractual and administrative costs. The increase in general and administrative expenses is also attributable to higher occupancy costs due to the Raamot Associates acquisition, greater amortization expense for leasehold improvements for several offices, and increased professional liability claims expenses and bad debt reserves.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended May 31, 1999, $103,000 of net cash was provided by operations, whereas for the three month period ended May 31, 1998 $3,083,000 of net cash was used by operations. The $3,186,000 increase in fiscal 2000 is due primarily to decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

The Company made capital expenditures of approximately $525,000 and $608,000 for the first three months of fiscal 2000 and 1999, respectively. The capital expenditures for fiscal 2000 include approximately $304,000 in computer hardware/software and specialty drilling equipment rigs and accessories.

The Company's working capital increased from $17,551,000 at February 28, 1999 to $17,592,000 at May 31, 1999.

At May 31, 1999, the Company had cash on hand and cash equivalents of $742,000, and short-term investments of $3,783,000, compared with $894,000 and $3,837,000 respectively, at February 28, 1999. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

Other Matters

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

Company Headquarters' Voice Mail System - The voice mail system that serves the Newton Upper Falls, Massachusetts locations was replaced by a Y2K compliant Octel Communications Model 200 Message Server at a cost of approximately $30,000. We cut over to the new system on April 9, 1999. The Octel Model 200 has been certified Y2K compliant by the vendor.

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

Non-IT Equipment

We have completed a physical inventory of our non-IT equipment. With the assistance of an outside consultant, we have made significant progress in assessing the Y2K status of various laboratory instruments and various pieces of technical equipment. The assessment involves contact with the manufacturer of each piece of equipment, by various means of inquiry, to determine compliance status, test procedures and upgrade options. As of this report date, the assessment is approximately 90 percent complete. Progress to date indicates that most items checked are either compliant by design or do not rely on dates to function or process data. To date, only seven items (2.3 percent of the equipment inventory) have been found to be non-compliant. An additional ten items (3.3 percent of the equipment inventory) may require a software upgrade depending upon the software revision currently installed. The non-IT equipment remediation process is scheduled for completion on or before September 30, 1999.

Installed Systems (Environmental Monitoring, Treatment And Process Control Systems)

We have compiled an inventory of environmental monitoring, treatment and process control systems installed at client sites. Many of these systems were designed and built with electronic control components that could be subject to Y2K-related functional problems. Although our contracts do not include Year 2000 warranties, the failure of such installed systems to operate properly, after January 1, 2000, could lead to disruption of our clients' business and substantial claims against us by our clients. The nature and magnitude of the potential claims cannot be predicted at this time. We are currently in the process of informing each client, in writing, of the potential exposure and recommending that their environmental systems be included in their Y2K assessment and remediation plans.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      3.1  Restated Certificate of Incorporation of the Company (1)

      3.3  Amended and Restated By-Laws of the Company (2)

      27. Financial Data Schedule for the period ended May 31, 1999.

(b)   Reports on Form 8-K

      The Company did not file any report on Form 8-K during the three-month period ended May 31, 1999.

----------

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


                                       GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.




Date: July 12,  1999                            /s/ Joseph P. Hehir
                                       ----------------------------------------
                                       JOSEPH P. HEHIR, Chief Financial Officer
                                       and Treasurer (Chief Accounting Officer)