Form 10-Q
period 1999-08-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 1999-10-15
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ____________ August 31, 1999 ____________________

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ____________________________

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

Yes  X       No
    ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at September 30, 1999   4,138,923
                                                                    ----------

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

-           Consolidated Balance Sheets -
            August 31, 1999 (unaudited) and February 28, 1999                                3

-           Consolidated Statements of Operations and Comprehensive Income - (unaudited)
            Three and Six Months Ended August 31, 1999 and 1998                              4

-           Consolidated Statements of Cash Flows - (unaudited)
            Six Months Ended August 31, 1999 and 1998                                        5

-           Notes to Consolidated Financial Statements - (unaudited)                       6-7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           8-12


PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                               13

Item 4      Submission of Matters to a Vote of Security Holders                             13

Item 6      Exhibits and Reports on Form 8-K                                                14

SIGNATURES                                                                                  15

PART 1:  FINANCIAL INFORMATION
  ITEM 1:  FINANCIAL STATEMENTS

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS

                                                                                 AUGUST 31, 1999   FEBRUARY 28, 1999
                                                                                 ---------------   -----------------
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                    $  2,577,000       $    894,000
      Available-for-sale securities                                                   3,863,000          3,837,000
      Accounts receivable, net                                                       13,125,000         13,503,000
      Costs and estimated earnings in excess of billings on
            uncompleted contracts, net                                                5,715,000          8,018,000
      Prepaid expenses and other current assets                                         227,000            149,000
      Refundable income taxes                                                           117,000                 --
      Deferred income taxes                                                           1,415,000          1,450,000
                                                                                   ------------       ------------
                Total current assets                                                 27,039,000         27,851,000
Property and equipment, net                                                           5,843,000          5,901,000
Other assets, net                                                                     1,850,000          1,505,000
                                                                                   ------------       ------------
                Total assets                                                       $ 34,732,000       $ 35,257,000
                                                                                   ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Note payable                                                                 $         --       $         --
      Accounts payable, trade                                                         2,256,000          4,776,000
      Accrued payroll and expenses                                                    4,707,000          3,900,000
      Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                  2,116,000          1,313,000
      Income taxes payable                                                                   --            311,000
                                                                                   ------------       ------------
                Total current liabilities                                             9,079,000         10,300,000
Deferred income taxes                                                                   890,000            816,000
Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value; authorized - 1,000,000 shares;
            issued and outstanding - none
      Common stock, $.01 par value; authorized - 14,000,000 shares;
            issued and outstanding (including treasury shares) - 4,135,951 at
            August 31, 1999 and 4,078,104 at February 28, 1999                           41,000             41,000
      Capital in excess of par value                                                 14,847,000         14,650,000
      Accumulated other comprehensive (loss)                                            (49,000)           (10,000)
      Retained earnings                                                              12,366,000         11,902,000
                                                                                   ------------       ------------
                Subtotal                                                             27,205,000         26,583,000
      Less:  Common stock held in treasury, at cost (500,000 shares at
            August 31, 1999 and February 28, 1999)                                   (2,442,000)        (2,442,000)
                                                                                   ------------       ------------
                Total liabilities and stockholders' equity                         $ 34,732,000       $ 35,257,000
                                                                                   ============       ============


       The accompanying notes are an integral part of these consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                          THREE MONTHS ENDED AUGUST 31,         SIX MONTHS ENDED AUGUST 31,
                                                            1999              1998                1999              1998
                                                        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
                                                        ------------       ------------       ------------       ------------
Revenues                                                $ 17,055,000       $ 15,330,000       $ 32,587,000       $ 28,835,000
Reimbursable expenses                                      5,724,000          4,813,000         10,572,000          8,716,000
                                                        ------------       ------------       ------------       ------------
             Net revenues                                 11,331,000         10,517,000         22,015,000         20,119,000

Costs and expenses:
        Salaries and related costs                         8,013,000          7,581,000         16,042,000         14,431,000
        General and administrative expenses                2,580,000          2,254,000          5,321,000          4,349,000
                                                        ------------       ------------       ------------       ------------
        Income from operations,
             before other income and taxes                   738,000            682,000            652,000          1,339,000
                                                        ------------       ------------       ------------       ------------

Other income (expense)
        Interest income                                       56,000             60,000            119,000            157,000
        Gain on sale of equipment and other assets                --                 --                 --              3,000
        Equity in net income of joint venture                     --             50,000             12,000             80,000
        Interest expense                                      (5,000)            (9,000)           (10,000)            (9,000)
                                                        ------------       ------------       ------------       ------------
        Total other income, net                               51,000            101,000            121,000            231,000
                                                        ------------       ------------       ------------       ------------
Income from operations before
        provision for income taxes                           789,000            783,000            773,000          1,570,000

Provision for income taxes                                   316,000            313,000            309,000            628,000
                                                        ------------       ------------       ------------       ------------
Net income                                              $    473,000       $    470,000       $    464,000       $    942,000
Other comprehensive income-change in
        unrealized gains (losses) on securities              (20,000)            11,000            (40,000)             6,000
                                                        ------------       ------------       ------------       ------------
Comprehensive income                                    $    453,000       $    481,000       $    424,000       $    948,000
                                                        ============       ============       ============       ============
Basic earnings per share:
        Earnings per share                              $       0.13       $       0.13       $       0.13       $       0.26
                                                        ------------       ------------       ------------       ------------
        Basic weighted average shares                      3,630,000          3,629,000          3,621,000          3,637,000
                                                        ------------       ------------       ------------       ------------
Diluted earnings per share:
        Earnings per share                              $       0.13       $       0.13       $       0.13       $       0.25
                                                        ------------       ------------       ------------       ------------
        Diluted weighted average shares                    3,689,000          3,711,000          3,673,000          3,719,000
                                                        ------------       ------------       ------------       ------------


       The accompanying notes are an integral part of these consolidated financial statements.

      GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended August 31,
                                                                          1999             1998
                                                                      (Unaudited)       (Unaudited)
                                                                      -----------       -----------
Cash flows from operating activities:
Net income                                                            $   464,000       $   942,000
Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
      Depreciation and amortization                                       899,000           615,000
      Equity in net income of joint venture                               (12,000)          (80,000)
      Benefit for deferred income taxes                                   109,000                --
      Gain on disposal of equipment                                            --            (3,000)
      Changes in assets and liabilities:
           Decrease (increase) in accounts receivable, net                378,000        (2,836,000)
           Decrease (increase) in costs and estimated earnings
                in excess of billings on uncompleted contracts          3,106,000          (747,000)
           Increase in prepaid expenses                                   (78,000)         (301,000)
           Increase in refundable income taxes                           (117,000)               --
           Decrease in accounts payable, trade                         (2,520,000)       (1,313,000)
           Increase (decrease) in accrued payroll and expenses            807,000          (404,000)
           (Decrease) increase in income taxes payable                   (311,000)          152,000
                                                                      -----------       -----------
                Net cash provided (used) by operating activities        2,725,000        (3,975,000)
                                                                      -----------       -----------
Cash flows from investing activities:
      Increase in available-for-sale securities                           (65,000)         (169,000)
      Proceeds from sale of equipment                                          --           153,000
      Acquisition of property and equipment                              (800,000)       (1,202,000)
      Decrease (increase) in other assets                                (374,000)           14,000
                                                                      -----------       -----------
                Net cash used by investing activities                  (1,239,000)       (1,204,000)
                                                                      -----------       -----------

Cash flows from financing activities:
      Borrowings on the line of credit                                         --         1,715,000
      Proceeds from issuance of common stock, net                         197,000           163,000
        Acquisition of treasury stock                                          --          (497,000)
                                                                      -----------       -----------
                Net cash provided by financing activities                 197,000         1,381,000
                                                                      -----------       -----------

Net increase (decrease) in cash and cash equivalents                    1,683,000        (3,798,000)
Cash and cash equivalents at beginning of year                            894,000         4,594,000
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $ 2,577,000       $   796,000
                                                                      ===========       ===========


       The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999


NOTE 1 - BASIS OF  PRESENTATION

         The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders for the year ended February 28, 1999, as filed with the Securities and Exchange Commission on May 26, 1999. Operating results for the six months ended August 31, 1999 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 29, 2000.

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

NOTE 3 - PROPERTY ACQUISITION

         On July 21, 1999 Environmental Real Estate Investors, Inc., (EREI), a joint venture by GZA GeoEnvironmental, Inc. and Southborough Ventures, Inc., acquired a former industrial property and plan to transform the parcel into a site suitable for commercial development. The acquisition is consistent with the joint venture's goal of targeting environmentally impaired properties for development.

         The Company's investment in EREI is reflected in "Other assets" on the Company's balance sheet. The Company's interest in the net income, if any, of the joint venture is recorded as "Other income" on the Company's Consolidated Statements of Operations and Comprehensive Income. Due to the terms of the joint venture 100% of the assets, liabilities, and equity will be recorded by the Company.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 2000 AND 1999

- NET REVENUES. The Company's net revenues for the three months ended August 31, 1999 increased by approximately $814,000 (7.7%) compared with the corresponding period in the prior fiscal year. The increase in net revenues is attributable to increases in demand for our services in the Northeast and Great Lakes Regions and for services performed by our Information Systems Division. The increase in the Northeast Region includes approximately $294,000 attributable to the Company's December, 1998 acquisition of Raamot Associates, PC of New York, NY, a Manhattan-based consulting and engineering firm. The increase in net revenues was offset by a $131,000 decline in net revenues in the Southeast Region based primarily on management's decision to close the Atlanta office in the first quarter of the current fiscal year.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended August 31, 1999 increased by $ 433,000 (5.7%) compared with the corresponding period in the prior fiscal year. The increase in salaries and related costs is attributable primarily to the increase in the number of full-time equivalent professional and support staff employees, including the increase in staff from the Raamot Associates acquisition, annual salary increases and Incentive Compensation Plan expenses, which are based on total company and individual performance goals.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended August 31, 1999 increased by approximately $325,000 (14.4%) compared with the prior fiscal year. The increase in general and administrative expenses is attributable to higher occupancy costs due to the Raamot Associates acquisition, greater amortization expense for leasehold improvements for several offices, and increased professional liability claims expenses. The increase in general and administrative expenses was offset by a decrease in bad debt expense and management consulting services.

SIX MONTH COMPARISON FOR FISCAL YEARS 2000 AND 1999

- NET REVENUES. The Company's net revenues for the six months ended August 31, 1999 increased by $1,896,000 (9.4%) compared with the corresponding period in prior fiscal year. The increase in net revenues is attributable to increases in demand for the Company's services in the Great Lakes and Northeast Regions and for services performed by our Information Systems Division. The increase in the Northeast Region includes approximately $518,000 attributable to the Company's December, 1998 acquisition of Raamot Associates. The increase was offset by a $154,000 decline in net revenues for our Southern Region based primarily on management's decision to close the Atlanta office in the first quarter of the current fiscal year.

- SALARIES AND RELATED COSTS. Salaries and related costs for the six months ended August 31, 1999 increased by $ 1,611,000 (11.2%) compared with the corresponding period in the prior fiscal year. The increase is attributable to the increase in full-time equivalent professional and support staff employees and annual salary increases. The increase was offset by a decrease in medical and term insurance expenses.

         The increase in salary and related expenses reflects a significant investment in hiring senior staff for initiatives being undertaken to increase net revenues and expand engineering and consulting services.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended August 31, 1999 increased by $972,000 (22.4%) compared with the corresponding period in the prior fiscal year. The increase in general and administrative expenses includes $235,000 in costs related to management's decision to close the Atlanta office. The closing cost estimate for Atlanta includes lease settlement expenses and other legal, contractual and administrative costs. The increase in general and administrative expenses is also attributable to higher occupancy cost due to the Raamot Associates acquisition, greater amortization expense for leasehold improvements for several offices and increases in professional liability claims expenses and management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

         For the six month period ended August 31, 1999, $2,725,000 of net cash was provided by operations, whereas for the six month period ended August 31, 1998 $3,975,000 of net cash was used by operations. The increase in fiscal 2000 was due primarily to decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

         The Company made capital expenditures of approximately $800,000 and $1,202,000 for the first six months of fiscal 2000 and 1999, respectively. The capital expenditures for fiscal 2000 include approximately $519,000 in computer hardware/software and specialty drilling equipment rigs and accessories.

         The Company's working capital increased from $17,551,000 at February 28, 1999 to $17,960,000 at August 31, 1999.

         At August 31, 1999, the Company had cash on hand and cash equivalents of $2,577,000, and short-term investments of $3,863,000, compared with $894,000 and $3,837,000 respectively, at February 28, 1999. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

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

         DESKTOP COMPUTING ENVIRONMENT (DESKTOP COMPUTERS, SERVERS AND NETWORK DEVICES)

         We have completed a physical inventory and assessment of our computers and computer-related hardware (PCs, servers and network components). With the assistance of external consultants and the use of two Y2K assessment tools, we have identified Y2K compliance problems with hardware (BIOS/RTC chips), software applications, and data files (databases, spreadsheets, etc.). We are currently in the process of planning client/server hardware, operating system software and application upgrades/replacements to address the Y2K compliance issues. The client/server remediation process is planned for completion on or before November 30, 1999.

         NON-IT EQUIPMENT

         We have completed a physical inventory of our non-IT equipment. With the assistance of an outside consultant, we have completed the assessment of the Y2K status of various laboratory instruments and various pieces of technical equipment. Seven items (2.3 percent of the equipment inventory) have been found to be non-compliant. An additional ten items (3.3 percent of the equipment inventory) may require a software upgrade depending upon the software revision currently installed. The non-IT equipment remediation process is scheduled for completion on or before November 30, 1999.

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

         CRITICAL SUPPLIERS AND SERVICE PROVIDERS

         We have solicited input from our key suppliers and service providers including subcontractors, financial services firms (banks, insurance companies), communications providers (telephone, dedicated data lines, Internet service providers), public utilities (electric, gas, water), service bureaus, and benefits administrators regarding their Year 2000 status. We will determine which, if any, pose a threat to the uninterrupted operation of our business in the event that they experience system errors or failures. To date, approximately 75 percent of our key suppliers and service providers have responded to our Y2K inquiry.

         CONTINGENCY PLANNING

         We have not developed Y2K contingency plans. Following (1) the internal assessment, remediation and testing of all computer and non-IT equipment, and (2) the evaluation of external dependencies, we will consider contingency planning in areas where significant uncertainties remain.

         ESTIMATED TOTAL COST

         Although we expect that we will need to upgrade or replace various additional computer systems, and possibly some non-IT equipment, we do not expect operating costs or capital investments to be materially affected by Year 2000 related expenditures. We estimate that operating and capital costs directly related to our Y2K Program, through its completion, will range from $75,000 to $150,000 and from $250,000 to $350,000, respectively. We plan to complete the remediation and testing of all systems by November 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the Annual Meeting of Stockholders (the "Annual Meeting") on July 13, 1999. At the Annual Meeting, Timothy W. Devitt and David B. Perini were re-elected and Andrew P. Pajak was elected, in each case, to a three-year term as Class III director of the Company. Following the Annual Meeting Rose Ann Giordano, Donald T. Goldberg and Thomas W. Philbin continued in office as Class I directors of the Company and M. Joseph Celi, Lewis Mandell and William E. Hadge continued in office as Class II directors.

The number of votes cast in favor of and withheld from each nominee for election as a director as the Annual Meeting were as follows:


NOMINEE                          VOTES FOR                 VOTES WITHHELD
-------                          ---------                 --------------
Timothy W. Devitt                3,197,293                    531,053
Andrew P. Pajak                  3,230,390                    497,956
David B. Perini                  3,235,390                    492,956

At the Annual Meeting, the stockholders of the Company also ratified the appointment of PricewaterhouseCoopers as the Company's independent public accountants for the fiscal year ending February 28, 2000 and approved the 1999 Stock Incentive Plan. The number of votes cast for, against and abstaining from voting on such proposal were as follows:


PROPOSAL                                  VOTES FOR       VOTES AGAINST      ABSTAINING
--------                                  ---------       -------------      ----------
Ratification of Independent Public        3,614,702           55,126           58,518
Accountants

1999 Stock Incentive Plan                 3,033,548          626,048           68,750

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3.1   Restated Certificate of Incorporation of the Company (1)

         3.3   Amended and Restated By-Laws of the Company (2)

         27.   Financial Data Schedule for the period ended August 31, 1999.

(B)      REPORTS ON FORM 8-K

         The Company did not file any report on Form 8-K during the six-month period ended August 31, 1999.



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



                                        GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.



Date: October 15,  1999                          /s/ Joseph P. Hehir
                                        ----------------------------------------
                                        JOSEPH P. HEHIR, Chief Financial Officer
                                        and Treasurer (Chief Accounting Officer)