Form 10-Q
period 1999-11-30
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 2000-01-14
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       November 30, 1999
                               -----------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at December 31, 1999   4,138,923
                                                                  -------------

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            ------

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

-        Consolidated Balance Sheets -
         November 30, 1999 (unaudited) and February 28, 1999                                     3

-        Consolidated Statements of Operations and Comprehensive Income - (unaudited)
         Three and Nine Months Ended  November 30, 1999 and 1998                                 4

-        Consolidated Statements of Cash Flows - (unaudited)
         Nine Months Ended November 30, 1999 and 1998                                            5

-        Notes to Consolidated Financial Statements - (unaudited)                            6 - 7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                8 - 10


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                                      11

Item 6   Exhibits and Reports on Form 8-K                                                       11

SIGNATURES                                                                                      12

PART 1: FINANCIAL INFORMATION
 ITEM 1: FINANCIAL STATEMENTS

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                          CONSOLIDATED BALANCE SHEETS

                                                                            NOVEMBER 30, 1999    FEBRUARY 28, 1999
                                                                            -----------------    -----------------
                                                                                (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                                     $ 1,831,000         $   894,000
  Available-for-sale securities                                                   3,904,000           3,837,000
  Accounts receivable, net                                                       14,501,000          13,503,000
  Costs and estimated earnings in excess of billings on
    uncompleted contracts, net                                                    6,539,000           8,018,000
  Prepaid expenses and other current assets                                         222,000             149,000
  Refundable income taxes                                                                --                  --
  Deferred income taxes                                                           1,548,000           1,450,000
                                                                                -----------         -----------
      Total current assets                                                       28,545,000          27,851,000
Property and equipment, net                                                       5,772,000           5,901,000
Other assets, net                                                                 1,829,000           1,505,000
                                                                                -----------         -----------
      Total assets                                                              $36,146,000         $35,257,000
                                                                                ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                       $ 3,071,000         $ 4,776,000
  Accrued payroll and expenses                                                    4,601,000           3,900,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                      2,029,000           1,313,000
  Income taxes payable                                                              311,000             311,000
                                                                                -----------         -----------
      Total current liabilities                                                  10,012,000          10,300,000
Deferred income taxes                                                               894,000             816,000
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized - 1,000,000 shares; issued and outstanding - none
  Common stock, $.01 par value; authorized - 14,000,000 shares; issued and outstanding (including treasury shares) - 4,138,923 at
    November 30, 1999 and 4,078,104 at February 28, 1999                             41,000              41,000
  Capital in excess of par value                                                 14,848,000          14,650,000
  Accumulated other comprehensive (loss)                                            (52,000)            (10,000)
  Retained earnings                                                              12,845,000          11,902,000
                                                                                -----------         -----------
      Subtotal                                                                   27,682,000          26,583,000
  Less: Common stock held in treasury, at cost (500,000 shares)                  (2,442,000)         (2,442,000)
                                                                                -----------         -----------
      Total liabilities and stockholders' equity                                $36,146,000         $35,257,000
                                                                                ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                             THREE MONTHS ENDED NOVEMBER 30,     NINE MONTHS ENDED NOVEMBER 30,
                                                                 1999              1998              1999              1998
                                                              (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                                              -----------       -----------       -----------       -----------

Revenues                                                      $18,118,000       $17,146,000       $50,705,000       $45,980,000
Reimbursable expenses                                           7,119,000         6,472,000        17,691,000        15,188,000
                                                              -----------       -----------       -----------       -----------
         Net revenues                                          10,999,000        10,674,000        33,014,000        30,792,000

Costs and expenses:
    Salaries and related costs                                  7,800,000         7,420,000        23,842,000        21,851,000
    General and administrative expenses                         2,479,000         2,454,000         7,799,000         6,802,000
                                                              -----------       -----------       -----------       -----------
    Income from operations,
         before other income (expense) and taxes                  720,000           800,000         1,373,000         2,139,000
                                                              -----------       -----------       -----------       -----------
Other income (expense)
    Interest income                                                82,000            39,000           201,000           197,000
    Gain on sale of equipment and other assets                         --                --                --             3,000
    Equity in net income of joint venture                              --            40,000            12,000           120,000
    Interest expense                                                   --           (26,000)          (11,000)          (35,000)
                                                              -----------       -----------       -----------       -----------
    Total other income, net                                        82,000            53,000           202,000           285,000
                                                              -----------       -----------       -----------       -----------

Income from operations before
    provision for income taxes                                    802,000           853,000         1,575,000         2,424,000

Provision for income taxes                                        321,000           341,000           630,000           970,000
                                                              -----------       -----------       -----------       -----------
Net income                                                        481,000       $   512,000       $   945,000       $ 1,454,000
Other comprehensive income-change in
    unrealized gains (losses) on securities                        (3,000)           21,000           (42,000)           26,000
                                                              -----------       -----------       -----------       -----------

Comprehensive income                                          $   478,000       $   533,000       $   903,000       $ 1,480,000
                                                              ===========       ===========       ===========       ===========

Basic earnings per share:
    Earnings per share                                        $      0.13       $      0.14       $      0.26       $      0.40
                                                              -----------       -----------       -----------       -----------

    Basic weighted average shares                               3,639,000         3,569,000         3,627,000         3,614,000
                                                              -----------       -----------       -----------       -----------

Diluted earnings per share:
    Earnings per share                                        $      0.13              0.14       $      0.26       $      0.39
                                                              -----------       -----------       -----------       -----------

    Diluted weighted average shares                             3,675,000         3,625,000         3,674,000         3,688,000
                                                              -----------       -----------       -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

             GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended November 30,
                                                                        1999                 1998
                                                                     (Unaudited)          (Unaudited)
                                                                     -----------          -----------

Cash flows from operating activities:
Net income                                                           $   943,000          $ 1,454,000
Adjustments to reconcile net income
   to net cash used by operating activities:
   Depreciation and amortization                                       1,419,000              934,000
   Equity in net income of joint venture                                 (12,000)            (120,000)
   Benefit for deferred income taxes                                     (20,000)             (22,000)
   Gain on disposal of equipment                                          (1,000)             (37,000)
   Changes in assets and liabilities:
      Increase in accounts receivable, net                              (998,000)          (4,160,000)
      Decrease (increase) in costs and estimated earnings
         in excess of billings on uncompleted contracts                2,195,000           (1,966,000)
      Increase in prepaid expenses                                       (73,000)            (155,000)
      Decrease in accounts payable, trade                             (1,705,000)            (863,000)
      Increase in accrued payroll and expenses                           701,000            1,987,000
      Increase in income taxes payable                                        --              281,000
                                                                     -----------          -----------
         Net cash provided (used) by operating activities              2,449,000           (2,667,000)
                                                                     -----------          -----------

Cash flows from investing activities:
   Increase in available-for-sale securities                            (109,000)            (245,000)
   Proceeds from sale of equipment                                         5,000              153,000
   Acquisition of property and equipment                              (1,232,000)          (1,655,000)
   (Increase) decrease in other assets                                  (374,000)               8,000
                                                                     -----------          -----------
         Net cash used by investing activities                        (1,710,000)          (1,739,000)
                                                                     -----------          -----------

Cash flows from financing activities:
   Borrowings on the line of credit                                           --            1,800,000
   Proceeds from issuance of common stock, net                           198,000              164,000
   Acquisition of treasury stock                                              --             (470,000)
                                                                     -----------          -----------
         Net cash provided by financing activities                       198,000            1,494,000
                                                                     -----------          -----------

Net increase (decrease) in cash and cash equivalents                     937,000           (2,912,000)
Cash and cash equivalents at beginning of year                           894,000            4,594,000
                                                                     -----------          -----------
Cash and cash equivalents at end of period                           $ 1,831,000          $ 1,682,000
                                                                     ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


NOTE 1 -   BASIS OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for a fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Annual Report to Stockholders on Form 10-K for the year ended February 28, 1999, as filed with the Securities and Exchange Commission on May 26, 1999. Operating results for the nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 29, 2000.

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

NOTE 3 -   PROPERTY ACQUISITION

     On July 21, 1999 Environmental Real Estate Investors, Inc., (EREI), a joint venture by GZA GeoEnvironmental, Inc. and Southborough Ventures, Inc., acquired a former industrial property and plans to transform the parcel into a site suitable for commercial development. The acquisition is consistent with the joint venture's goal of targeting environmentally impaired properties for development.

     The Company's investment in EREI is reflected in "Other assets" on the Company's balance sheet. Gains or losses, if any, from joint venture transactions are recorded as "Other Income" on the Company's Consolidated Statements of Operations and Comprehensive Income. Due to the terms of the joint venture 100% of the assets, liabilities, and equity will be recorded by the Company.

NOTE 4 - PROPOSED SALE OF SHARES AND DISCONTINUANCE OF JOINT VENTURE WITH CARL BRO GROUP (UK) LIMITED.

     An agreement in principle has been reached for the sale of 5,000 "B" shares, 1 (pound) each, held by GZA GeoEnvironmental, Inc. ("GZA") in Aquaterra Environmental Consultants Limited ("Aquaterra") to Carl Bro Group
     (UK) Limited ("Carl Bro").

     Under the proposed agreement, the consideration for the shares will consist of cash in the amount equal to 210,000 (pound). Outstanding indebtedness of Aquaterra to GZA in the amount of approximately 87,500 (pound) will be paid at the closing of the transaction. Carl Bro will assume full responsibility for, and indemnify GZA against, any liability arising out of professional services rendered by Aquaterra, any employment matters, tax or debt obligations, and any other obligations and liabilities arising out of the operation of Aquaterra's business before or after the sale. No material gain or loss is anticipated from the sale of shares to Carl Bro. Gains and losses from GZA's investment in Aquaterra have been reflected in the Company's financial statements on the equity basis. The transaction is expected to close in the fourth quarter of fiscal 2000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH COMPARISON FOR FISCAL YEARS 2000 AND 1999

- NET REVENUES. The Company's net revenues for the three months ended November 30, 1999 increased by approximately $325,000 (3.1%) compared with the corresponding period in the prior fiscal year. The increase in net revenues is attributable to increases in demand for our services in the Northeast and Great Lakes Regions. The increase in the Northeast Region includes approximately $204,000 attributable to the Company's December, 1998 acquisition of Raamot Associates, PC of New York, NY, a Manhattan-based consulting and engineering firm. The increase in net revenues was offset by a $249,000 decline in net revenues in the Southeast Region based primarily on management's decision to close the Atlanta office in the first quarter of the current fiscal year.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended November 30, 1999 increased by $ 380,000 (5.1%) compared with the corresponding period in the prior fiscal year. The increase in salaries and related costs is attributable primarily to the increase in the number of full-time equivalent professional and support staff employees, including the increase in staff from the Raamot Associates acquisition. The increase was offset by a reduction in the Incentive Compensation Plan expense accruals which are based on total Company performance and individual performance goals.

     The increase in salary and related expenses reflects hiring of senior staff for initiatives undertaken to increase net revenues and expand engineering and consulting services outside of New England.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended November 30, 1999 increased by approximately $25,000 (1.0%) compared with the prior fiscal year. The increase in general and administrative expenses is attributable to higher occupancy costs due to the Raamot Associates acquisition, greater amortization expense for leasehold improvements, and increased professional liability claims expenses. The increase in general and administrative expenses was offset by a decrease in bad debt expense, professional liability insurance premiums and employee placement and recruiting fees.

NINE MONTH COMPARISON FOR FISCAL YEARS 2000 AND 1999

- NET REVENUES. The Company's net revenues for the nine months ended November 30, 1999 increased by $2,221,000 (7.2%) compared with the corresponding period in prior fiscal year. The increase in net revenues is attributable primarily to increases in demand for the Company's services in the Northeast and Great Lakes Regions. The increase in the Northeast Region includes approximately $722,000 attributable to the Company's December, 1998 acquisition of Raamot Associates. The increase was offset by a $403,000 decline in net revenues for our Southern Region based primarily on management's decision to close the Atlanta office in the first quarter of the current fiscal year.

- SALARIES AND RELATED COSTS. Salaries and related costs for the nine months ended November 30, 1999 increased by $ 1,990,000 (9.1%) compared with the corresponding period in the prior fiscal year. The increase is attributable to the increase in full-time equivalent professional and support staff employees and annual salary increases. The increase is offset, in part, by a reduction in Incentive Compensation Plan expense accruals which are based on total Company and individual performance goals.

     The increase in salary and related expenses reflects the hiring of senior staff for initiatives undertaken to increase net revenues and expand engineering and consulting services outside of New England.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended November 30, 1999 increased by $997,000 (14.7%) compared with the corresponding period in the prior fiscal year. The increase in general and administrative expenses includes $235,000 in costs related to management's decision to close the Atlanta office. The closing cost estimate for Atlanta includes lease settlement expenses and other legal, contractual and administrative costs.

     The increase in general and administrative expenses is also attributable to higher occupancy cost due to the Raamot Associates acquisition, greater amortization expense for leasehold improvements and increases in professional liability claims expenses and depreciation expense. The increase in general and administrative expenses was offset by decreases in bad debt expense, temporary help expense, general and professional liability insurance premiums, employee placement and recruiting expense and management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine month period ended November 30, 1999, $2,449,000 of net cash was provided by operations, whereas for the nine month period ended November 30, 1998 $2,667,000 of net cash was used by operations. The increase in fiscal 2000 is the result of improving billing practices and the collection of receivables for several large projects where we are a third party subcontractor.

     The Company made capital expenditures of approximately $1,232,000 and $1,655,000 for the first nine months of fiscal 2000 and 1999, respectively. The capital expenditures for fiscal 2000 include approximately $847,000 in computer hardware/software and specialty drilling equipment rigs and accessories.

     The Company's working capital increased from $17,551,000 at February 28, 1999 to $ 18,533,000 at November 30, 1999.

     At November 30, 1999, the Company had cash on hand and cash equivalents of $1,831,000, and short-term investments of $3,904,000, compared with $894,000 and $3,837,000 respectively, at February 28, 1999. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     3.1    Restated Certificate of Incorporation of the Company (1)

     3.3    Amended and Restated By-Laws of the Company (2)

     27.    Financial Data Schedule for the period ended November 30, 1999.

(b)  REPORTS ON FORM 8-K

     The Company did not file any report on Form 8-K during the nine-month period ended November 30, 1999.







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



                                    GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.



Date: January 14, 2000                        /s/ Joseph P. Hehir
                                    --------------------------------------------
                                    JOSEPH P. HEHIR, Chief Financial Officer
                                    and Treasurer (Chief Accounting Officer)