Form 10-K
period 2000-02-29
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 2000-05-26
CIK 852004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934


     FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000 Commission File No. 0-17882

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

Number of Shares of Common Stock
outstanding at May 19, 2000                 4,197,093

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant (i.e., stockholders who are not directors or officers of the registrant and are not otherwise persons who control or are controlled by or under common control with the registrant) was $22,191,541 as of May 19, 2000.

                       Documents Incorporated by Reference

Certain portions of the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                  The Index to Exhibits is located on Page 42.

                                     PART I

ITEM 1. BUSINESS

GENERAL

GZA GeoEnvironmental Technologies, Inc. (GZA) is a multidisciplinary consulting and engineering firm offering environmental, geo-civil and remediation services, as well as regulatory compliance, information management, solid waste management, and various support services. Founded in 1964, the company now employs approximately 500 engineers, scientists, and technical support staff in 20 offices nationwide. The firm has completed over 60,000 projects in all 50 states and 21 foreign countries.

By leveraging core services, GZA is expanding capabilities strategically to meet clients' business challenges. Through the successful integration of our geotechnical, environmental and civil engineering expertise, we offer broad-based technical approaches to provide cost-effective and technically appropriate solutions to engineering challenges. Our growth is occurring through the successful integration of technical expertise, the expansion of capabilities that complement our traditional core services, and development of competitive service delivery models including risk-sharing arrangements and strategic partnerships.

In addition to environmental and engineering consulting services provided through GZA GeoEnvironmental, Inc., the company performs drilling operations through GZA Drilling, Inc. Both are wholly-owned subsidiaries of GZA GeoEnvironmental Technologies, Inc. Goldberg-Zoino Associates of New York, P.C. d/b/a GZA GeoEnvironmental of New York, a professional corporation owned by officers, directors and stockholders of GZA is an affiliate of GZA.

SERVICE CAPABILITIES

ENVIRONMENTAL CONSULTING AND RESTORATION

Our consulting and engineering services help clients develop and manage their safety, health and environmental compliance programs. We also characterize environmental contamination concerns and design, construct and operate restoration solutions.

ENVIRONMENTAL SITE ASSESSMENTS AND INVESTIGATIONS. GZA has assisted over 4,000 industrial companies, developers, banks, lending institutions, title insurers, and state agencies among others to collect and interpret information about current or past hazardous material releases at a site.

REMEDIAL INVESTIGATIONS. GZA evaluates the nature, extent, and possible health and environmental impacts of site contamination. Comprehensive site examinations include characterization of contaminants through sampling and analysis of soils, sediments, groundwater, surface water, and air. In assessing contamination, predictive and analytical techniques such as computer modeling to quantify concentrations and migration rates are used.

FEASIBILITY STUDIES. Using information developed during the remedial investigation, feasibility studies involve identifying and evaluating alternative remedial technologies and developing a conceptual remedial design. When necessary, GZA performs laboratory and onsite bench-scale and pilot-scale tests to assist in designing and estimating the cost of proposed remediation systems.

RISK ASSESSMENTS. GZA is experienced in preparing human health and ecological risk assessments. We conduct surveys to identify facility hazards, including indoor air quality assessments; develop respiratory protection, industrial hygiene, and health and safety programs; train workers to handle hazardous materials; and conduct asbestos investigations and develop asbestos abatement programs.

GROUNDWATER MONITORING PROGRAMS. GZA designs and implements groundwater monitoring programs to meet state and federal Resource Conservation and Recovery Act of 1976 (RCRA) compliance requirements for non-hazardous and hazardous waste landfills, and to support hydrogeologic evaluations and contamination assessments. Work on these programs includes establishing test parameters and sampling protocols, siting and developing wells, creating and applying database management systems, predicting groundwater flow and contaminant transport with supporting statistical analyses.

ENVIRONMENTAL IMPACT ASSESSMENTS AND PERMITTING. GZA performs environmental impact assessments to estimate the chemical and physical state and biological impacts associated with the discharge of contaminants into the environment. We provide a wide range of services associated with acquisition of environmental permits, including those for surface water, wetlands, waterways and solid waste facilities.

ENVIRONMENTAL REMEDIATION. As real estate market forces promote redevelopment of contaminated sites and refurbishing of commercial buildings, GZA's remediation services combine environmental and engineering and construction management expertise to provide savings and streamline project tasks.

REMEDIAL TECHNOLOGIES. GZA's remedial technologies are applied to contaminated groundwater recovery and treatment; soil remediation and stabilization; and contaminant containment methodologies including cutoff walls, caps, liners and drainage systems.

REMEDIAL DESIGN/CONSTRUCTION SERVICES. GZA provides comprehensive design, engineering, and construction services for environmental remediation. These services range from traditional remedial measures (removal, transportation and disposal) to design, installation, and operation of complex treatment systems for contaminant reduction or removal.

STORAGE TANK MANAGEMENT. GZA's full range of services pertaining to aboveground and underground tanks includes removal, replacement, and installation; tank testing and assessment; regulatory compliance and auditing; operations and management planning; and tank and piping upgrades.

FACILITY/SITE CLOSURES & REDEVELOPMENT. By combining geotechnical and environmental capabilities, GZA provides cost-effective risk management solutions for subsurface contamination. Complementing this, GZA provides turnkey closure services including demolition, decontamination, asbestos management and lead abatement.

REGULATORY COMPLIANCE & ENVIRONMENTAL MANAGEMENT. Compliance with environmental regulations is mandated by state and federal regulatory agencies. In addition, companies operating in today's business marketplace, in which acquisitions and mergers are common, recognize that value can be derived from efficient environmental management systems. GZA's knowledge and experience helps clients meet or exceed regulatory requirements related to ongoing plant operations. Our Web-based software applications expedite tasks associated with required reporting to environmental agencies. By providing real-time monitoring as well as automated record keeping, GZA develops compliance programs designed to complement internal environmental, health and safety programs while reducing resources required for reporting functions.

AIR QUALITY SERVICES. GZA's air quality team focuses on minimizing regulatory burdens while maximizing operational productivity. Services include: emissions inventories; regulatory compliance assessments; permitting; accidental release prevention studies; air dispersion modeling; control technology evaluations; and air monitoring.

In April, 2000, South Jersey Energy Company (South Jersey) and GZA GeoEnvironmental Technologies, Inc. announced the formation of AirLogics, LLC, a joint venture between GZA and South Jersey, to expand marketing efforts of their patent-pending, real-time air monitoring system. The companies also announced a new marketing alliance with the Institute of Gas Technology, a leading energy and environmental research and development group, to increase product sales within the utility industry. AirLogics targets its marketing efforts on electric and gas utility companies involved in the remediation of former manufactured gas plants.

POLLUTION PREVENTION. Our pollution prevention services involve finding ways to assist companies in eliminating, reducing and recycling waste. GZA provides facility assessments; operational compliance evaluations; feasibility studies; environmental, health and safety compliance assistance; prevention-based management program development; and source reduction planning for toxic chemical use.

ISO 14000 SERVICES. GZA works with plant environmental management teams to develop ISO certification strategies. Services include: gap analysis; gap closure planning and implementation; executive briefings and employee awareness training; internal auditor training; policies and procedures development; and preparation of environmental quality manuals.

WASTE MINIMIZATION AND REGULATORY COMPLIANCE SERVICES. GZA offers hazardous waste minimization audits; permitting services including National Pollution Discharge Elimination System (NPDES), hazardous waste facility Parts A and B, air toxics/emissions and discharge; and regulatory assistance including RCRA corrective actions, Superfund Amendments and Reauthorization Act of 1986 (SARA) Title III compliance, underground storage tank registrations, and hazardous waste facility closures.

TRAINING. GZA's training staff provides health and safety training for workers engaged in hazardous materials and waste operations. Compliance training includes hazardous waste; sewer and water discharge; air emissions; OSHA hazard communication; motor carrier safety and hazardous materials handling; and right-to-know.

GEO-CIVIL & ENGINEERING DESIGN

Founded in 1964 as a geotechnical engineering firm, GZA has developed a wealth of expertise in project design and construction implementation of large-scale waterfront, brownfield, commercial development, public works, water resource improvements, and transportation initiatives including tunnels, highways, bridges, airports and railways for public and private clients.

SITE INVESTIGATION EXPERTISE. GZA routinely performs site and subsurface explorations for foundation engineering projects. Tasks may include site history research; soil and rock borings and test pit explorations; undisturbed soil sampling; soil engineering studies; geophysical investigations; geologic mapping; and groundwater measurement and analyses.

GEOTECHNICAL STUDIES. GZA's geotechnical studies include: foundation system design; embankment stability analyses; settlement analysis; pavement design; soil stabilization studies; evaluating liquefaction potential; soil and water sampling programs; dewatering system design; instrumentation program development; shaft and tunnel engineering; slope stability analysis; field testing; lateral support system design; impermeable liner selection; and seepage analyses.

DAM/FLOOD CONTROL STRUCTURE INVESTIGATION, DESIGN, AND REPAIR EXPERTISE. GZA has analyzed, designed and provided construction observation services for more than 300 dams in the United States. We also have extensive experience in performing dam safety inspections and stability evaluations and hydraulic hydrology studies, as well as providing remedial recommendations for the U.S. Army Corps of Engineers, state and local agencies, and private owners.

CONSTRUCTION SUPPORT SERVICES. Construction services to include: earthwork quality control; resident engineering; foundation load testing; ground exploration; construction management; site engineering; materials testing; and construction monitoring.

INFORMATION MANAGEMENT SERVICES

GZA provides specialized, internet-based applications to help clients run their businesses with greater cost-effectiveness. Conceptualizing, developing, implementing and hosting those applications enhances internal operations, providing both GZA and its clients opportunities for expanded growth and profitability.

ENVIRONMENTAL INFORMATION MANAGEMENT SYSTEMS. GZA's Information Solutions Department has devised information management solutions to provide real-time monitoring, automated recordkeeping, and enhanced regulatory compliance applications for industrial, government, real estate and commercial clients.

INFOLINK INTRANET SYSTEM. GZA's suite of Web-based modular applications include:
Material Safety Data Sheet management; health/safety incident tracking; environmental management with Geographic Information System interface; air emissions tracking and reporting; self-audit tracking; ISO 14000 management; and waste minimization.

CUSTOMERLINK. GZA uses Internet technologies to help manage complex projects by providing clients with secured access to their information. We develop and implement "extranets" to provide clients and project team members with secure access to project data, document libraries, and database applications from remote locations.

GEOGRAPHIC INFORMATION SYSTEMS (GIS). GIS technology links digital mapping with relational databases. Key services include: needs assessment and planning; database modeling and design; application development; and training and support.

SOLID WASTE MANAGEMENT

GZA combines environmental and engineering specialties to serve public and private clients in developing, expanding and closing of solid waste transfer stations and landfills.

SOLID WASTE/LANDFILL DESIGN AND MANAGEMENT. GZA has experience in all aspects of landfill design and management, from hydrogeologic investigations at existing sites to siting, design, construction observation, and monitoring of new hazardous/solid waste disposal facilities. GZA has performed remedial investigations and feasibility studies, design, construction, and closures at over 500 landfills. Additionally, we have provided design and laboratory services associated with natural and synthetic liners, leachate collection and detection systems, landfill gas management programs, capping schemes, slope stability evaluations, and construction/remediation monitoring.

SUPPORT SERVICES

GZA's support services complement its technical service offerings and address clients' evolving needs.

SOIL AND ROCK TESTING LABORATORY. GZA's laboratories conduct a wide variety of tests on soil, rock and geomembrane materials. Testing methods conform with the latest specifications of the American Society for Testing and Materials, American Association of State Highway Officials, U.S. Army Corps of Engineers, U.S. Environmental Protection Agency, and the U.S. Department of Transportation.

ENVIRONMENTAL CHEMISTRY LABORATORY. GZA's Environmental Chemistry Laboratory is a state-of-the-practice facility supporting the environmental investigations of our technical staff. The lab participates in the EPA's Performance Evaluation Program, has received validation from the U.S. Army Corps of Engineers, and is certified in many individual states.

DRILLING, TEST BORING AND IN-SITU TESTING SERVICES. GZA owns and operates a variety of land-based and waterborne drilling equipment used to obtain geotechnical and environmental information and samples. We also provide pump test support, as well as specialty drilling, site dewatering, and subsurface grouting services.

JOINT VENTURES

ENVIRONMENTAL REAL ESTATE INVESTORS, INC.

In January 1999 GZA and Southborough Ventures, Inc. (SVI) formed Environmental Real Estate Investors, Inc., (EREI) a joint venture, to target environmentally impaired properties for development. On July 21, 1999, Somerville Avenue LLC was incorporated in accordance with the terms of the EREI joint venture agreement. Somerville Avenue LLC subsequently acquired at a cost of $436,000 a former industrial property in Somerville, Massachusetts and plan to transform the parcel into a site for commercial development. The cost of the property consists of the purchase price plus closing costs such as legal, accounting and other similar costs directly associated with the acquired property. The formation of a site specific Limited Liability Corporation is consistent with the EREI joint venture agreement. In addition, EREI made a $65,000 deposit for a commercial development site in New Bedford, Massachusetts. The development of the New Bedford site is currently under negotiation with EREI and the owner.

Gains or losses, if any, from investment in real estate transactions will be recorded as "Other Income" on our Consolidated Statements of Operations and Comprehensive Income. Due to the terms of the joint venture 100% of the assets, liabilities, and equity will be consolidated into GZA.

AQUATERRA ENVIRONMENTAL CONSULTANTS LIMITED (U.K.)

In 1991, GZA entered into a joint venture with Carl Bro Group (UK) Limited to form Aquaterra Environmental Consultants Limited (Aquaterra). The stock of Aquaterra was owned equally by GZA and Carl Bro Group Limited. Aquaterra, with offices in Leeds, London, and Edinburg, provides services related to contaminated land and groundwater remediation, environmental compliance of operating facilities and geotechnical engineering.

On April 26, 2000 an agreement was consummated between GZA GeoEnvironmental, Inc., Carl Bro Group Limited and Aquaterra for the sale of GZA's 5,000 shares, representing a 50% ownership interest in Aquaterra, to Carl Bro Group Limited for $316,322 and repayment of a GZA loan to Aquaterra of $128,480. The terms of the agreement were substantially complete as of February 29, 2000, and therefore the sale is reflected in the fiscal 2000 financial statements.

Carl Bro Group Limited will defend, indemnify, and hold harmless GZA against any action, sums, demands, damages, loss or liability arising out of (i) any professional services rendered by Aquaterra, (ii) the employment of any Aquaterra person, (iii) taxes payable by Aquaterra and (iv) any obligation or liability arising out of the operation of Aquaterra's business, whether after the sale.

AIRLOGICS, LLC (AIRLOGICS)

On April 1, 2000 South Jersey Energy Company (SJE) and GZA consummated a Limited Liability Company Operating Agreement for the formation of AirLogics, LLC (AirLogics). GZA and SJE formed AirLogics to expand marketing efforts of their patent-pending, real-time air monitoring system and to focus its marketing efforts on electric and gas utility companies involved in the remediation of former manufactured gas plants. During fiscal 2000 GZA billed approximately $783,000 in net revenues for air monitoring services provided for several SJE clients. Future profits and losses of AirLogics will be shared equally by GZA and SJE and will be accounted for under the equity method of accounting.

CUSTOMERS

Our client base includes industrial companies, owners and operators of solid waste landfills, real estate developers, architects and engineers, construction firms, parties to property transfers and financings (lenders, law firms, corporations and developers) and public agencies. We derive most of our revenues from the private sector. During the past year, the private sector accounted for approximately 88% of net revenues.

In fiscal 2000, we were actively engaged in approximately 3,500 assignments for approximately 1,600 clients. These assignments ranged from brief projects such as environmental site assessments and geotechnical foundation evaluations to long-term projects such as multi-year hazardous waste cleanups and geotechnical infrastructure projects. Most of our assignments lasted less than six months in duration. Management estimates that 42% of net revenues in fiscal 2000 were derived from projects for which net revenues were $50,000 or less. In fiscal 2000, no one customer accounted for more than 5% of our net revenues.

BACKLOG

As of April 30, 2000, we had a backlog of orders we believed to be firm of approximately $54 million. This includes estimated amounts under orders for time, materials and unit price. The amount represents gross revenues, including costs of services and materials subcontracted to third parties. Backlog at April 30, 2000 excludes the value of government contracts that have been awarded but have not yet been executed and/or funded. It also excludes the value of contract options that have not yet been exercised. As of April 30, 1999, we had a backlog of orders calculated on the same basis of approximately $47 million. Because work can be terminated by the client at any time, there is no assurance that all the amounts included in backlog will ultimately be realized, even if covered by written contracts or task orders.

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

Our information management services also pose risks, associated primarily with systems' security.

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

We have a broad-range risk management and insurance program with large commercial insurers. We maintain workers' compensation/employer's liability, commercial general, automobile and umbrella liability coverage. This coverage is written on an incident/occurrence basis. Our property is insured for loss or damage. We also maintain environmental professional liability policies that cover professional liability, contractor's environmental liability and completed operations, with aggregate limits each of $5 million in excess of a deductible of $500,000 per claim/$1,000,000 in the annual aggregate written on a claims-made/occurrence-type basis (respectively) for events since 1964. Shared umbrella and follow-form excess liability coverage is secured in the amount of $50,000,000 under one policy concurrent with the various underlying coverages.

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

EMPLOYEES

On April 30, 2000, we had 499 employees, including 397 technical personnel. Our technical staff consists of civil and environmental engineers, geologists, drillers and a number of specialists in such fields as hydrology, chemistry, toxicology, biology and industrial hygiene. Management believes that our future success depends in large part on its ability to attract and retain qualified professional staff. The market for such professionals is competitive.

ITEM 2. PROPERTIES

Our corporate and administrative headquarters and one of our district offices, are located in Newton Upper Falls, Massachusetts, where we occupy two buildings. One of the buildings is approximately 42,000 square feet and has a lease that extends through February 2001. During fiscal year 2000, we paid approximately $714,000 in base rent for this facility. The other location in Newton Upper Falls is for approximately 10,000 square feet. In fiscal year 2000, we paid approximately $140,000 in base rent for this facility.

GZA leases 20 other principal facilities located in: Vernon, Connecticut; Portland, Maine; Brockton, Massachusetts; West Newton, Massachusetts; Worcester, Massachusetts; Livonia, Michigan; Grand Rapids, Michigan; Manchester, New Hampshire; Wayne, New Jersey; Hammonton, New Jersey; Buffalo, New York; New York City, New York; Rochester, New York; Coraopolis, Pennsylvania; Providence, Rhode Island; Dallas, Texas; Houston, Texas; Rutland, Vermont; South Burlington, Vermont and Pewaukee, Wisconsin. These other facilities have a combined square footage of approximately 106,000 square feet. Aggregate base rent for all facilities leased by us (other than our facilities in Newton Upper Falls) during fiscal year 2000 totaled approximately $1,375,000. Lease terms expire at various times through January 31, 2004.

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

ITEM 3. LEGAL PROCEEDINGS

In 1997, Goldberg-Zoino Associates of New York, P.C. ("GZANY"), our New York professional corporation affiliate, entered into a contract with E.E. Cruz/Nab/Frontier-Kemper, A Joint Venture ("JV"), to design a temporary earth support system required for construction of the Flushing Bay Combined Sewer Overflow Protection Facility Storage Tank, Project No. CS 4-3 for the New York City Department of Environmental Protection. Design by GZANY and soil mix design and installation development by the JV's construction subcontractor, The Millgard Corporation, proceeded from August 1997 through to the end of the year. On January 28, 1998, the JV terminated Millgard's contract for failure to perform the specified work.

On April 22, 1999, Millgard filed suit against the JV for costs incurred prior to termination and for lost profits for work not executed following termination. The JV denied Millgard's claim in July 1999 and counterclaimed against Millgard for damages of $10,750,000 resulting from a breach of contract and delay. On September 9, 1999, the JV filed a third-party action against GZANY in the United States District Court Southern District of New York for contribution, defense and indemnity of claims made by Millgard. In March 2000, the JV filed an amended complaint against GZANY alleging breach of contract and a failure to exercise the required standard of care and claiming indemnification for any damages owed by the JV to Millgard and for direct damages of at least $10,750,000.

In addition, we are party to several other legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of GZA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

GZA's common stock is traded in the over-the-counter market under the symbol "GZEA" and is included in the National Association of Securities Dealers, Inc. National Market System ("NASDAQ"). The following table sets forth the quarterly range of high and low sale prices per share of GZA's common stock for fiscal year 2000, as reported by NASDAQ.

                        Fiscal 2000               Fiscal 1999
--------------------------------------------------------------------------------
                    High           Low         High         Low
--------------------------------------------------------------------------------
First Quarter        4.63          3.75        5.19         4.50

Second Quarter       5.50          4.00        5.19         4.69

Third Quarter        4.50          3.63        4.88         4.13

Fourth Quarter       4.94          3.75        5.00         4.00


As of May 19, 2000, GZA's common stock was held by 334 holders of record. GZA has never paid cash dividends on its common stock, and does not intend to pay cash dividends in the foreseeable future. GZA currently intends to retain any future earnings to finance growth.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of operations data for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998 and the balance sheet data at February 29, 2000 and February 28, 1999 are derived from our financial statements audited by PricewaterhouseCoopers LLP, which are included elsewhere in this report. The statement of operations data for the fiscal years ended February 28, 1998, 1997 and February 29, 1996 and the balance sheet data at February 28, 1998, 1997 and February 29, 1996 are derived from our financial statements audited by PricewaterhouseCoopers LLP that are not included in this report.



Years ended                                                    2/29/00        2/28/99       2/28/98        2/28/97        2/29/96
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)

    STATEMENT OF OPERATIONS DATA:
Net revenues                                                  $ 44,151       $ 40,308       $ 37,851       $ 38,211       $ 40,158
Income from continuing operations, before other income           1,800          2,098          1,810            565          1,260
 and taxes
Income from continuing operations before taxes                   2,094          2,481          2,247            821          1,283
Income from continuing operations                                1,275          1,509          1,370            529            798
Loss from discontinued operations                                   --             --             --             --            (99)
Net income                                                       1,275          1,509          1,370            529            699

BASIC EARNINGS PER SHARE:
Earnings per share from continuing operations                 $    .35       $    .42       $    .35       $    .13       $    .21
Loss per share from discontinued operations                         --             --             --             --       $   (.03)
Basic earnings per share                                      $    .35       $    .42       $    .35       $    .13       $    .18
Basic weighted average shares outstanding                        3,629          3,604          3,932          3,929          3,857

DILUTED EARNINGS PER SHARE:
Earnings per share from continuing operations                 $    .35       $    .41       $    .34       $    .13       $    .21
Loss per share from  discontinued operations                        --             --             --             --       $   (.03)
Diluted earnings per share                                    $    .35       $    .41       $    .34       $    .13       $    .18

Diluted weighted average shares outstanding                      3,678          3,674          3,973          3,929          3,857

      BALANCE SHEET DATA:
Working capital                                               $ 18,776       $ 17,551       $ 17,366       $ 17,177       $ 18,175
Total assets                                                    38,359         35,257         34,221         35,535         37,614
Long-term debt (less current portion)                               --             --             --             --          1,860
Stockholders' equity                                          $ 25,617       $ 24,141       $ 22,886       $ 23,257       $ 22,465

The following selected quarterly financial data are unaudited and should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. We have prepared this information on the same basis as our audited financial statements. In the opinion of our management, this information includes all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of our operating results for the quarters presented.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Three months ended                                                  2/29/00          11/30/99          8/31/99          5/31/99
-----------------------------------------------------------------------------------------------------------------------------------
In thousands except per share amounts

Revenues                                                             $ 21,377        $ 18,118        $ 17,055        $ 15,533

Net revenues                                                           11,137          10,999          11,331          10,684

Income (loss) before other income and tax                                 427             720             738             (85)

Net income                                                                330             481             473              (9)

Other comprehensive income-change in unrealized gains (losses)             (2)             (3)            (20)            (20)
on securities

Comprehensive income (loss)                                               332             478             453             (29)

Basic earnings per share                                             $    .09        $    .13        $    .13        $   (.00)

Diluted earnings per share                                           $    .09        $    .13        $    .13        $   (.00)


Three months ended                                                    2/28/99         11/30/98      8/31/98       5/31/98
-----------------------------------------------------------------------------------------------------------------------------------

In thousands except per share amounts

Revenues                                                             $ 14,673        $ 17,146       $ 15,330       $ 13,504

Net revenues                                                            9,516          10,674         10,517          9,601

Income before other income and tax                                        (41)            800            682            657

Net income                                                                 55             512            470            472

Other comprehensive income-change in unrealized gains (losses)            (30)             21             11             (5)
on securities

Comprehensive income                                                       25             533            481            467

Basic earnings per share                                             $    .02        $    .14       $    .13       $    .13

Diluted earnings per share                                           $    .01        $    .14       $    .13       $    .13


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

                                                                                                 Year-to-Year
                                                            Percentage                            Percentage
                                                            of Net Revenues                    Increase (Decrease)
                                                            Fiscal Year Ended                    Fiscal Years
-----------------------------------------------------------------------------------------------------------------------------------
                                            February 29,    February 28,     February 28,   2000 vs.      1999 vs.
                                                2000           1999            1998          1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    100%           100%           100%            10%              7%
Salaries and related costs                       72             71             71             10               7
General and administrative expenses              24             24             24             13               4
Income, before other income and taxes             4              5              5            (14)             16
Other income, net                                 1              1              1            (23)            (13)
Provision for income taxes                        2              2              2            (16)             11
Net income                                        3              4              4            (16)             10

GENERAL

GZA's gross revenues include the cost of services and materials subcontracted to third parties and certain expenditures such as equipment purchases, laboratory testing, use of our field and technical equipment, travel, telephone and reproduction charges that, under the terms of our contracts, are billed to clients, generally with an added service and handling charge. Net revenues exclude the amount of such reimbursable costs and expenditures but include the corresponding service and handling charges. Net revenues also reflect estimates for loss contingencies for disputed contract and pending change order items. Accordingly, we regard net revenues, which reflect services provided and revenues earned directly by us, as the primary measure of our business growth.

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

FISCAL 2000 AND 1999 VERSUS PRIOR YEARS

                                                    2000 vs. 1999               1999 vs. 1998
                                                        Increase                    Increase                 1998 Amount
                                                        --------                    --------                 -----------

Net Revenues.                                       $3,844,000  9.5%            $2,457,000  6.5%             $37,851,000

The increase in fiscal 2000 net revenues is attributable to an increase in demand for our services in the Northeast and Great Lakes Regions. The increase in the Northeast Region includes approximately $762,000 attributable to our December, 1998 acquisition of Raamot Associates. The increase was offset by a $525,000 decline in net revenues for our Southern Region due primarily to our decision to close the Atlanta office in the first quarter of fiscal 2000.

The increase in fiscal 1999 net revenues is attributable to an increase in demand for our services in the Northeast and Great Lakes Regions. The increase was offset by decrease in demand for our services in the Southern Region and lower prices received for contracted billable hours of our technical staff.

                                                2000 vs. 1999                1999 vs. 1998
                                                    Increase                     Increase                  1998 Amount
                                                    --------                     --------                  -----------

Salaries and Related Costs.                     $2,895,000  10.0%            $1,786,000  6.6%              $26,981,000

The increase in fiscal 2000 salaries and related expenses is attributable to the increase in full-time equivalent professional and support staff employees, annual salary increases and a $372,000 (27%) increase in the cost of the Company's self-insured employee medical insurance program. The increase in salary and related expenses reflects the hiring of senior staff for initiatives undertaken to increase net revenues and expand engineering and consulting services.

The increase in fiscal 1999 salaries and related expenses is attributable to the increase in the number of full-time equivalent professional and support staff employees, annual salary increases and Incentive Compensation Plan bonuses. The salary and related costs increases were offset, in part, by a net reduction in medical and workers' compensation insurance expenses.

                                                2000 vs. 1999                1999 vs. 1998
                                                    Increase                     Increase                  1998 Amount
                                                    --------                     --------                  -----------

General and Administrative Expenses.            $1,247,000  13.2%            $385,000  4.2%                $9,060,000

The increase in general and administrative expenses is attributable to higher occupancy cost due, in part, to the Raamot Associates acquisition, greater amortization and depreciation expense for leasehold improvements and expenditures for computer and drilling equipment and rigs, costs related to due diligence and valuation efforts for potential acquisitions, costs for investment banking fees and increases in professional liability claims expenses and related legal expenses.

The increase in fiscal 2000 general and administrative expenses is also attributable to our decision to close the Atlanta office, which resulted in lease settlement expenses and other legal, contractual and administrative costs. The increase in general and administrative expenses was offset partially by decreases in bad debts, general and professional liability insurance premiums and employee placement and recruiting fees.

The increase in fiscal 1999 general and administrative expenses is attributable primarily to higher business development, professional development and training, placement and recruiting, consulting, and bad debt expenses which were offset, in part, by reductions in professional liability claims and legal expenses and lower net cost for technical equipment and small tools and computer automated design services.

                                                2000 vs. 1999                1999 vs. 1998
                                                    Decrease                     Decrease                  1998 Amount
                                                    --------                     --------                  -----------

Other Income, Net.                              ($89,000)  (23.0%)           ($55,000) (12.5%)             $437,000

On April 26, 2000 an agreement was consummated between GZA GeoEnvironmental, Inc, Carl Bro Group Limited and Aquaterra Environmental Consultants Limited (Aquaterra) for the sale of GZA's 5,000 shares, representing a 50% ownership interest in Aquaterra, to Carl Bro Group Limited for $316,322. The sale price was based primarily on a September 1999 KPMG UK valuation opinion of Aquaterra.

The decrease in fiscal 2000 other income, net is due primarily to a $155,000 decrease in equity income from Aquaterra in fiscal 2000. The decrease, due to the discontinuation of the joint venture, was offset by increases in interest income. The decrease in fiscal 1999 other income, net was due primarily to reductions of interest income and increases in interest expense for financing growth of the business throughout fiscal 1999.

Provision for Income Taxes. The provision for income taxes reflects effective tax rates of 39% for each of fiscal 2000, 1999, and 1998. Differences from the 34% federal statutory rate resulted primarily from the combined effect of the addition of provisions for state taxes (net of federal tax benefit), tax-exempt interest income, and other non-deductible items.

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

Liquidity and Capital Resources. Cash provided by operating activities was $7,355,000 in fiscal 2000 compared with $998,000 used by operations in fiscal 1999. The increase in cash provided in fiscal 2000 is due primarily to improved collections of accounts receivable and lower costs and estimated earnings in excess of billings on uncompleted contracts. The increase in cash used in fiscal 1999 was due primarily to increases in accounts receivables and costs and estimated earnings in excess of billings on uncompleted contracts.

We made capital expenditures of $1,833,000 in fiscal 2000 and $1,972,000 in 1999. The increase in capital expenditures in fiscal 2000 reflects our investments in computer technology, testing and sampling equipment, specialty drilling equipment rigs and accessories.

GZA has a Revolving Credit and Term Loan Agreement with Fleet Bank (the "Bank") which provides for unsecured borrowings in the aggregate amount of $10,000,000. The facility consists of a revolving credit line of $5,500,000 and a term loan facility of $4,500,000. Revolving credit advances bear interest at the Bank's floating base rate or, at our option, at LIBOR plus 200 basis points. Under the terms of the line of credit, we are required to maintain a minimum net worth, working capital, current ratio, quick ratio, tangible net worth and cash flow coverage ratio. Term loans bear interest at the Bank's floating rate or, at our option, at a fixed rate equal to the Bank's cost of funds plus 200 basis points. At February 29, 2000, we had no borrowings under the revolving credit line and no term loans. These two financing arrangements expire on August 31, 2000.

GZA's cash and cash equivalents were $5,966,000 at the end of fiscal 2000 compared with $894,000 at the end of fiscal 1999. Short-term investments were $3,829,000 at the end of fiscal 2000 compared with $3,837,000 at the end of fiscal 1999. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper.

Funding requirements for operations and for future growth are expected to be met from existing cash and investments and funds generated from operations. We believe that these sources will enable us to meet our cash requirements for at least the next twelve months.

NEWLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collection is reasonably assured. We do not expect the application of SAB 101 to have a material impact on our financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

RECENT DEVELOPMENTS

On May 17, GZA GeoEnvironmental Technologies, Inc. entered into a letter of intent with Futureco Environmental, Inc., a privately-held company organized by certain members of GZA's senior management, providing for the acquisition by Futureco, at a price of $6.45 per share, of all of the outstanding shares of GZA common stock which Futureco does not already own or have the right to acquire.

GZA has appointed a Special Committee of outside directors to consider the letter of intent as well as other strategic alternatives that may be available to the Company, and to make recommendations to the Board of Directors. The proposed acquisition is subject to certain conditions, including completion of financing for the transaction by Futureco; GZA and Futureco entering into a definitive merger agreement, which would be subject to the approval of the holders of at least two-thirds of the outstanding shares of common stock of GZA which Futureco does not already own or have to right to acquire. The Company cannot predict whether the proposed transaction will be completed.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GZA GeoEnvironmental Technologies, Inc. and Affiliate:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of GZA GeoEnvironmental Technologies, Inc. and its Affiliate at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PRICEWATERHOUSECOOPERS LLP



May 5, 2000, except for Note 17, as to which the date is May 17, 2000

CONSOLIDATED BALANCE SHEETS

February 29, 2000 and  February 28, 1999                                                      2000                 1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                         $ 5,966,000         $    894,000
       Available-for-sale securities                                                       3,829,000            3,837,000
       Accounts receivable, net                                                           13,924,000           13,503,000
       Costs and estimated earnings in excess of
            billings on uncompleted contracts, net                                         5,669,000            8,018,000
       Prepaid expenses and other current assets                                             215,000              149,000
       Deferred income taxes                                                               1,399,000            1,450,000
---------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                 $31,002,000           27,851,000
Property and equipment, net                                                                5,973,000            5,901,000
Investments in real estate                                                                   501,000                    -
Other assets, net                                                                            883,000            1,505,000
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $38,359,000         $ 35,257,000
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

       Accounts payable, trade                                                           $ 6,516,000         $  4,776,000
       Accrued payroll and expenses                                                        3,958,000            3,900,000
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                        1,539,000            1,313,000
       Income taxes payable                                                                  213,000              311,000
---------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                             12,226,000           10,300,000
---------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                        516,000              816,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; authorized - 1,000,000 shares;
         issued and outstanding - none                                                             -                    -
       Common stock, $.01 par value; authorized - 14,000,000 shares;
         issued (including treasury shares) - 4,134,999 shares at
         February 29, 2000 and 4,078,104 shares at February 28, 1999                          41,000               41,000
       Capital in excess of par value                                                     14,892,000           14,650,000
       Accumulated other comprehensive income                                                (51,000)             (10,000)
       Retained earnings (includes $748,000 and $926,000 of retained earnings of the Company's consolidated affiliate at
         February 29, 2000 and February 28, 1999, respectively)                           13,177,000           11,902,000
---------------------------------------------------------------------------------------------------------------------------
                    Subtotal                                                              28,059,000           26,583,000
       Less:  Common stock held in treasury, at cost
         (500,000 shares at February 29, 2000 and  February 28, 1999)                     (2,442,000)          (2,442,000)
---------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                            25,617,000           24,141,000
---------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                           $38,359,000         $ 35,257,000
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended February 29, 2000 and February 28, 1999 and  1998             2000                1999               1998
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                       $72,083,000         $60,653,000      $ 59,546,000

Subcontractor costs and other direct expenses                                   27,932,000          20,345,000        21,695,000
----------------------------------------------------------------------------------------------------------------------------------
         Net revenues                                                           44,151,000          40,308,000        37,851,000
Costs and expenses:
  Salaries and related costs                                                    31,661,000          28,766,000        26,981,000
  General and administrative                                                    10,690,000           9,444,000         9,060,000
----------------------------------------------------------------------------------------------------------------------------------
Income before other income and taxes                                             1,800,000           2,098,000         1,810,000
----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                                                  286,000             254,000           346,000
  Gain (loss) on sale of equipment, and other assets                                     -               4,000            (6,000)
  Equity in net income of joint venture                                             19,000             175,000            97,000
  Interest expense                                                                 (11,000)            (50,000)                -
----------------------------------------------------------------------------------------------------------------------------------
  Total other income, net                                                          294,000             383,000           437,000
----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                         2,094,000           2,481,000         2,247,000
Provision for income taxes                                                         819,000             972,000           877,000
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       1,275,000           1,509,000         1,370,000
Other comprehensive income - change in unrealized gains
  (losses) on securities                                                           (41,000)             (4,000)            1,000
Comprehensive income                                                           $ 1,234,000         $ 1,505,000      $  1,371,000
----------------------------------------------------------------------------------------------------------------------------------
Per share amounts:
  Basic earnings per share                                                     $       .35         $       .42      $   .     35
  Basic weighted average shares                                                  3,629,000           3,604,000         3,932,000
  Diluted earnings per share                                                   $       .35         $       .41      $        .34
  Diluted weighted average shares                                                3,678,000           3,674,000         3,973,000
==================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock
                                  -------------------                                            Treasury Stock
                                  Number of      Par     Capital in  Accumulated               -------------------
                                    Shares      Value    Excess of      Other       Retained   Number       Amount        Total
                                                         Par Value   Comprehensive  Earnings   of Shares               Stockholders'
                                                                       Income                                             Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance
 February 28, 1997                3,948,794   $39,000   $14,202,000   $ (7,000)    $9,023,000                           $23,257,000
    Issuance of common stock         78,646     1,000       228,000                                                         229,000
    Change in unrealized losses
       on available-for-sale
       securities                                                        1,000                                                1,000
    Net income                                                                      1,370,000                             1,370,000
    Buyback of treasury shares                                                                 400,475    $(1,971,000)   (1,971,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
 February 28, 1998                4,027,440    40,000    14,430,000     (6,000)    10,393,000  400,475     (1,971,000)   22,886,000
    Issuance of common stock         50,664     1,000       220,000                                                         221,000
    Change in unrealized losses
       on available-for-sale
       securities                                                       (4,000)                                              (4,000)
    Net income                                                                      1,509,000                             1,509,000
    Buyback of treasury shares                                                                  99,525       (471,000)     (471,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance
 February 28, 1999                4,078,104    41,000    14,650,000    (10,000)    11,902,000  500,000     (2,442,000)   24,141,000
    Issuance of common stock         56,895                 242,000                                                         242,000
    Change in unrealized losses
       on available-for-sale
       securities                                                      (41,000)                                             (41,000)
     Net income                                                                     1,275,000                             1,275,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance
 February 29, 2000                4,134,999   $41,000   $14,892,000   $(51,000)   $13,177,000  500,000    $(2,442,000)  $25,617,000
-----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended February 29, 2000 and February 28, 1999 and 1998               2000               1999              1998
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $1,275,000         $1,509,000         $1,370,000
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
      Depreciation and amortization                                             1,870,000          1,300,000          1,333,000
      (Gain) loss on disposal of equipment, other assets                           (2,000)            (4,000)             6,000
      Gain on sale of other assets                                                 42,000                 --                 --
      Equity in net income of joint venture                                       (19,000)          (175,000)           (97,000)
      Deferred (prepaid) income taxes                                            (249,000)          (347,000)           442,000
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net                         (105,000)        (2,080,000)         1,636,000
         Decrease (increase) in costs and estimated earnings in excess
            of billings on uncompleted contracts, net                           2,575,000         (1,279,000)          (739,000)
         Decrease (increase) in prepaid expenses and other current
            assets                                                                (66,000)           (16,000)           238,000
         (Decrease) increase in accounts payable, trade                         1,740,000            103,000           (882,000)
         (Decrease) increase in accrued payroll and expenses                      229,000           (218,000)           389,000
         Increase (decrease) in income taxes payable                               65,000            209,000           (261,000)
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided (used) in operating activities              7,355,000           (998,000)         3,435,000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of available-for-sale securities                                    (33,000)          (322,000)           (64,000)
Proceeds from disposal of equipment                                                 5,000            155,000             82,000
Acquisition of property and equipment                                          (1,833,000)        (1,972,000)        (1,232,000)
(Increase) decrease in other assets                                                 8,000           (148,000)            56,000
Investment in real estate                                                        (501,000)                 -                  -
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                        (2,354,000)        (2,287,000)        (1,158,000)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                                                    4,050,000          8,830,000                  -
Payments on line of credit                                                     (4,050,000)        (8,830,000)                 -
Proceeds from issuance of common stock, net                                        71,000             56,000             59,000
Acquisition of treasury stock                                                                       (471,000)        (1,971,000)
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used) in financing activities              71,000           (415,000)        (1,912,000)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            5,072,000         (3,700,000)           365,000
Cash and cash equivalents at beginning of year                                    894,000          4,594,000          4,229,000
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $5,966,000         $  894,000         $4,594,000
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
      Interest  paid                                                           $   11,000         $   50,000         $        -
      Income taxes paid, net                                                   $  984,000         $1,110,000         $  696,000
Non-cash investing activities:
      Note payable issued in connection with asset acquisition:                $        -         $  300,000         $        -

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported amounts that reflect estimates that require the use of significant judgment by management. Such amounts include, but are not limited to, estimated contract revenues and related costs, allowances for doubtful accounts, reserves for unbilled amounts and claims reserves.

Revenues and Cost Recognition. Revenue from engineering service contracts is recognized as the services are provided. Revenue from long-term contracts is generally recognized on the percentage-of-completion method. Under this method, we recognize the proportion of the total profit anticipated from the contract which the cost of the work completed bears to the estimated total cost of the contractual work. For contracts which extend over more than one year, revisions in cost and earnings estimates during the course of the work are reflected in the period when the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period when it is determined a loss may occur. For purposes of determining the percentage of completion, contract costs include all material, labor, and other direct costs related to contract performance. Contracts relating to government-funded projects may include clauses under which the contract may be terminated for the convenience of the government, or be subject to renegotiation at the request of the government based upon certain contractual conditions. If such contracts are terminated or renegotiated, we reflect any adjustments in the period they become known.

GZA's gross revenues include the cost of services and materials subcontracted to third parties and certain expenditures such as equipment purchases, laboratory testing, use of our field and technical equipment, travel, telephone and reproduction charges that, under the terms of our contracts, are billed to clients, generally with an added service and handling charge. Net revenues exclude the amount of such reimbursable costs and expenditures but the corresponding service and handling charges. Net revenues also reflect estimates for loss contingencies for disputed contract and pending change order items.

On April 1, 2000 South Jersey Energy Company (SJE) and GZA consummated a Limited Liability Company Operating Agreement for the formation of AirLogics, LLC (AirLogics). GZA and SJE formed AirLogics to expand marketing efforts of their patent-pending, real-time air monitoring system and to focus its marketing efforts on electric and gas utility companies involved in the remediation of former manufactured gas plants. During fiscal 2000 GZA billed approximately $783,000 in net revenues for air monitoring services provided for several SJE clients. Future profits and losses of AirLogics will be shared equally by GZA and SJE and will be accounted for under the equity method of accounting.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and investments in fixed income securities with original maturity dates of three months or less.

Concentration of Credit Risk. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. We have not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. Accordingly, no additional credit risk beyond amounts provided for collection losses is believed present in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets. Other assets consist principally of investments in unconsolidated companies and the excess of cost over net assets acquired resulting from acquisitions of businesses (goodwill). Amortization of these costs is computed on a straight-line basis over the estimated useful life of other assets, ranging from ten to twenty-five years. For the fiscal years ended February 29, 2000 and February 28, 1999 and 1998, we recorded goodwill amortization expense of $112,000, $29,000 and $19,000, respectively.

On April 26, 2000 an agreement was consummated between GZA GeoEnvironmental, Inc., Carl Bro Group Limited and Aquaterra for the sale of GZA's 5,000 shares, representing a 50% ownership interest in Aquaterra, to Carl Bro Group Limited for $316,322 and repayment of a GZA loan to Aquaterra of $128,480. The terms of the agreement were substantially complete as of February 29, 2000, and therefore the sale is reflected in the fiscal 2000 financial statements.

Carl Bro Group Limited will defend, indemnify, and hold harmless GZA against any action, sums, demands, damages, loss or liability arising out of (i) any professional services rendered by Aquaterra, (ii) the employment of any Aquaterra person, (iii) taxes payable by Aquaterra and (iv) any obligation or liability arising out of the operation of Aquaterra's business, whether after the sale. The sale of shares resulted in a gain of $7,000 in fiscal 2000. The sale price of $316,322 was reclassed out of other assets and is included in accounts receivable in the accompanying financial statements.

We periodically review the propriety of carrying amounts of our long-lived and intangible assets, and periodically review the amortization periods, to determine whether current events and circumstances warrant adjustments to the carrying value or estimated useful lives. At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of such assets by assessing the carrying value against anticipated future operating results. If it is determined that an impairment exists, the appropriate adjustment to the carrying value is made. Factors which management considers in performing the assessment include past and projected operating results, trends and prospects.

Income Taxes. We account for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Computation of Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the dilutive effect of common stock equivalents. Stock options having an exercise price below the average fair market value of our common stock during the fiscal year are deemed to be common stock equivalents.

Newly Issued Accounting Standards. In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collection is reasonably assured. We do not expect the application of SAB 101 to have a material impact on our financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

Reclassification. Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CONDENSED FINANCIAL INFORMATION OF AFFILIATE
The condensed financial information of GZA's affiliate, GZA GeoEnvironmental of New York P.C., at February 29, 2000 and February 28, 1999 and for each of the three years in the period ended February 29, 2000 is as follows:

CONDENSED BALANCE SHEETS
                                                                2000                   1999
-----------------------------------------------------------------------------------------------
Total assets                                                $2,300,000              $1,961,000
===============================================================================================
Total liabilities                                           $1,552,000              $1,035,000
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                  $  748,000              $  926,000
-----------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS
                                                           2000                   1999                  1998
----------------------------------------------------------------------------------------------------------------
Net revenues                                           $3,880,000              $1,509,000            $1,099,000
----------------------------------------------------------------------------------------------------------------
Net income                                             $ (178,000)             $   36,000            $    4,000
----------------------------------------------------------------------------------------------------------------

Approximately $145,000, $164,000 and $198,000 of net revenues were billed to GZA in fiscal 2000, 1999 and 1998, respectively.

NOTE 3. AVAILABLE-FOR-SALE SECURITIES
Unrealized losses on available-for-sale securities at February 29, 2000 and February 28, 1999 were approximately $51,000 and $10,000, respectively, net of deferred taxes. The maturities of available-for-sale securities held at February 29, 2000 are as follows:

Within one year                          $   1,181,000
From 1-10 years                              2,648,000
                                             ---------
Total                                    $   3,829,000

Certain of these available-for-sale securities have maturities in excess of one year but are classified as current assets consistent with their use. Gross realized gains and losses from available-for-sale securities were immaterial to GZA's operating results.

NOTE 4. ACCOUNTS RECEIVABLE, NET
Accounts receivable consist of the following at February 29, 2000 and February 28, 1999:

                                                                   2000                       1999
-------------------------------------------------------------------------------------------------------
Accounts receivable, principally trade                         $15,194,000                $15,179,000
Retainage                                                        1,025,000                    982,000
-------------------------------------------------------------------------------------------------------
                                                                16,219,000                 16,161,000
Less - Allowance for doubtful accounts                           2,295,000                  2,658,000
-------------------------------------------------------------------------------------------------------
                                                               $13,924,000                $13,503,000
=======================================================================================================

All amounts billed under retainage provisions of long-term contracts are expected to be collected within one year of completion of the contracts.

NOTE 5. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS, NET
Costs and estimated earnings in excess of billings on uncompleted contracts, net, which represent revenues earned but not billed under the terms of the related contracts, are as follows, as of February 29, 2000 and February 28, 1999:

                                                     2000                        1999
----------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts           $3,441,000                  $4,539,000
Estimated earnings                                 2,228,000                   3,479,000
----------------------------------------------------------------------------------------
                                                  $5,669,000                  $8,018,000
========================================================================================

Unbilled costs and estimated earnings on uncompleted contracts are reduced by accumulated adjustments of $316,000 and $396,000 as of February 29, 2000 and February 28, 1999, respectively, based on management's estimates of the contract values. Management continuously evaluates and adjusts specific reserves based on progress of contract negotiations and management's judgment of the ultimate contract value. At the point when material changes are renegotiated or known, GZA reflects the appropriate adjustments. Costs incurred on uncompleted contracts are typically billed at the end of a two-week or four-week billing cycle.

NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost and consist of the following as of February 29, 2000 and February 28, 1999:

                                                                         2000                           1999
----------------------------------------------------------------------------------------------------------------
Machinery and equipment                                              $4,402,000                     $3,619,000
Laboratory and technical equipment                                    3,363,000                      3,254,000
Furniture, fixtures and computer equipment                            7,915,000                      7,232,000
Motor vehicles, rigs and trucks                                         935,000                        827,000
Leasehold improvements                                                2,549,000                      2,408,000
----------------------------------------------------------------------------------------------------------------
                                                                     19,164,000                     17,340,000
Less - Accumulated depreciation and amortization                     13,191,000                     11,439,000
----------------------------------------------------------------------------------------------------------------
                                                                     $5,973,000                     $5,901,000
================================================================================================================

Depreciation expense for the years ended February 29, 2000 and February 28, 1999 and 1998 was $ 1,758,000, $1,289,000 and $1,315,000, respectively.

At February 29, 2000 GZA had contributed approximately $388,000 for the purchase of air monitoring equipment for activities relating to the joint marketing and subcontract activities for South Jersey Energy Company (SJE) and GZA. GZA's portion of this jointly owned equipment is included in furniture, fixtures and computer equipment shown above.

NOTE 7. REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY
During 2000, GZA renewed its two financing arrangements with a financial institution (the "Bank"). We have available an unsecured revolving line of credit under which we can borrow up to $5,500,000 in a combination of cash and letters of credit, with interest payable monthly at the Bank's Corporate Base Rate, as defined, or the applicable LIBOR rate plus 200 basis points. Under the terms of the line of credit, we are required to maintain a minimum net worth, working capital, current ratio, quick ratio, tangible net worth and cash flow coverage ratio. There were no borrowings under this revolving credit agreement at February 29, 2000 and February 28, 1999. We had no letters of credit outstanding at February 29, 2000 or February 28, 1999.

GZA also has available a $4,500,000 term loan facility, providing for term borrowings amortized through July 31, 2000 bearing interest at a variable rate equal to the Bank's Corporate Base Rate, as defined, or a fixed rate over the term of the loan. There were no borrowings under the term loan facility at February 29, 2000 or February 28, 1999. The term loan facility requires maintenance of the same ratios and financial covenants as the revolving line of credit.

These two financing arrangements expire on August 31, 2000.

NOTE 8. ACCRUED PAYROLL AND EXPENSES
Accrued payroll and expenses consist of the following at February 29, 2000 and February 28, 1999:

                                                                        2000                        1999
------------------------------------------------------------------------------------------------------------
Accrued payroll and related benefits                                $3,330,000                  $3,368,000
Legal and claims reserves                                              300,000                     266,000
Other                                                                  328,000                     266,000
------------------------------------------------------------------------------------------------------------
                                                                    $3,958,000                  $3,900,000
============================================================================================================

NOTE  9.  EARNINGS PER SHARE (EPS)

                                                                  For the Year Ended February 29, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                Income                         Shares (000s)               Per share Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common
shareholders                                 $1,275,000                           3,629                      $       .35
---------------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities
Stock options                                         -                              49                                -
---------------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Income available to common
shares and common share
equivalents                                  $1,275,000                           3,678                      $       .35
===========================================================================================================================

                                                                 For the Year Ended February 28, 1999
------------------------------------------------------------------------------------------------------------------------------
                                               Income                          Shares (000s)                  Per share Amount
------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common
shareholders                                $1,509,000                            3,604                         $       .42
------------------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities
Stock options                                        -                               70                                   -
------------------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Income available to common
shares and common share
equivalents                                 $1,509,000                            3,674                         $       .41
==============================================================================================================================


                                                  For the Year Ended February 28, 1998
---------------------------------------------------------------------------------------------------------------------------
                                              Income                        Shares (000s)                  Per share Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common
shareholders                                $1,370,000                         3,932                        $       .35
---------------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities
Stock options                                        -                            41                                  -
---------------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Income available to common
shares and common share
equivalents                                 $1,370,000                         3,973                          $     .34
===========================================================================================================================


NOTE 10. TREASURY STOCK
In 1997, the Board of Directors authorized the repurchase of up to 500,000 shares of GZA's common stock in the open market at prevailing prices. The amount and timing of stock repurchases depended on market conditions, share price and other factors. During the year ended February 28, 1999 and February 28, 1998, we repurchased 99,525 and 400,475 shares of common stock, at a cost of $471,000 and $1,971,000, which includes transaction fees, respectively.

NOTE 11. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLAN
Under GZA's 1999 Stock Incentive Plan, (the "1999 Plan"), options to purchase shares of common stock may be issued to key employees including executive officers and directors who are employees. Under the 1999 Plan we may issue either incentive stock options or non-statutory stock options. Option prices may not be less than fair market value on the date of grant and terms of options may not be more than ten years. All 1999 Plan options are non-assignable and have various vesting terms.

The number of shares reserved for issuance under the 1999 Plan is 425,000 shares. During 2000 the Board of Directors approved the issuance of 250,250 incentive stock options and 27,700 non-qualified stock options at an exercise price of $4.13. The awards made in 2000 under the 1999 Plan cliff vest on the earlier of attainment of certain financial goals or June 1, 2002.

Under the 1989 Stock Incentive Plan (the "1989 Incentive Plan"), options to purchase shares of common stock may be issued to key employees including executive officers and directors who are employees. Option prices may not be less than fair market value on the date of grant and terms of options may not exceed ten years. All 1989 Plan options are non-assignable and vest over a five-year period.

         Information related to the stock options plans described above is as follows:

                                                                                         Stock Options Outstanding
                                                                                      -----------------------------------
                                                                                       Number of            Range of
                                                                                        Shares           Exercise Prices
---------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1997                                                           304,878               3.50
Granted                                                                                 10,000               3.50
Cancelled                                                                              (18,200)              3.50
Exercised                                                                               (3,600)              3.50
---------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1998                                                           293,078               3.50
Granted                                                                                  2,000               5.00
Cancelled                                                                              (16,200)              3.50
Exercised                                                                                    0               3.50
---------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1999                                                           278,878              $3.50
Granted under the 1989 Plan                                                              8,000              $4.50
Granted under the 1999 Plan                                                            277,950              $4.13
Cancelled                                                                              (10,800)             $3.50
Expired                                                                                (21,978)             $3.50
Exercised                                                                               (7,200)             $3.50
---------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000                                                           524,850              $3.85
---------------------------------------------------------------------------------------------------------------------------------

As of February 29, 2000, none of the options granted under the 1999 plan, all at the exercise price of $4.13, were exercisable. Under the 1999 Plan options to purchase 147,050 shares were available to be granted. The weighted-average remaining contractual life of the options outstanding is 3.5 years.

As of February 29, 2000, 1999 and 1998, options under the 1989 Incentive Plan, for 217,500, 234,878 and 224,158 shares, with weighted-average exercise prices of $3.51, $3.50 and $3.50 respectively, were exercisable. The weighted-average remaining contractual life of the options outstanding is 2.1 years.

Under GZA's 1989 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), non-qualified stock options to purchase up to 15,000 shares of common stock may be issued to key employees, executive officers and directors of GZA. All Non-Qualified Plan options are non-assignable and vest over a five-year period. The Non-Qualified Plan terminated in May 31, 1999 and only the options that were issued prior to that date remain exercisable in accordance with the non-qualified plan terms. As of February 29, 2000, February 28, 1999 and 1998 options to purchase 7,500 shares of common stock at an exercise price of $3.50 per share were outstanding under the 1989 Non-Qualified Plan. All such options were exercisable.

All stock option plans are administered by the Compensation Committee of our Board of Directors.

Under GZA's 1995 Stock Incentive Plan (the "Stock Plan"), we may grant certain key employees, at no cost, shares of "restricted stock" in consideration of services. A condition of receipt of any award under the Stock Plan is that the employee must either own, or agree to acquire within one year, an equivalent number of shares. All shares awarded under the Stock Plan vest over a five-year period. Unearned compensation related to the award of restricted stock is recorded at the date of award, based on the fair market value of the shares, against paid in capital, and is amortized to expense over the applicable vesting period. The maximum number of shares that may be granted under the Stock Plan is 200,000. Pursuant to the Plan, 3,733, 4,432, and 2,273 shares were issued to employees during fiscal years ending 2000, 1999 and 1998, respectively.
During fiscal 2000, 1,724 shares were forfeited by employees who left the company.

As of July 1999, the 1989 Incentive Plan and the 1995 Stock Incentive Plan were terminated, and any future awards of these types are to be issued under the 1999 Plan. Awards issued under these Plans prior to July 1999 remain exercisable.

We also maintain an employee stock purchase plan (the "ESPP plan") under which up to 220,000 shares of our common stock are available for purchase by our employees. Eligible employees can purchase shares of the stock at the lower of 85% of the fair market value of the stock on the first or last day of each six-month period beginning on March 1 or September 1. Monies to purchase the shares are withheld from an employee's pay through payroll deductions. Under the ESPP plan, 10,004, 10,466 and 11,102 shares were purchased during fiscal 2000, 1999 and 1998, respectively.

GZA applies Accounting Principles Board Opinion No. 25 in accounting for awards to employees under our stock option and employee stock purchase plans. Accordingly, no compensation cost has been recognized for our stock option plans. Had compensation cost for our stock-based compensation plans been determined based on the fair market value at the grant dates as calculated in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our net income and diluted net income per common share amounts would have been reduced. Our pro forma net income amounts would have been $1,136,000, $1,433,000 and $1,304,000 for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998. Our pro forma diluted net income per share would have been $.31, $.39, and $.32 for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

The weighted-average fair value of options granted during 2000, 1999 and 1998 was $1.83, $2.13 and $1.47 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following assumptions for fiscal years 2000, 1999 and 1998: risk free interest rates of 5.63%, 5.61% and 6.16%, respectively; dividend yields of 0%; volatility factors of the expected market price of our common stock of 48%, 38% and 43%, respectively; and a weighted average expected life of the options of 3.5 years.

NOTE 12.  INVESTMENT IN REAL ESTATE

In January 1999 GZA and Southborough Ventures, Inc. (SVI) formed Environmental Real Estate Investors, Inc., (EREI) a joint venture, to target environmentally impaired properties for development. On July 21, 1999, Somerville Avenue LLC was incorporated with the terms of the EREI joint venture agreement.
Somerville Avenue LLC subsequently acquired at a cost of $436,000 a former industrial property in Somerville, Massachusetts and plan to transform the parcel into a site for commercial development. The cost of the property consists of the purchase price plus closing costs such as legal, accounting and other similar costs directly associated with the acquired property. The formation of a site specific Limited Liability Corporation is consistent with the EREI joint venture agreement. In addition, EREI made a $65,000 deposit for a commercial development site in New Bedford, Massachusetts. The development of the New Bedford site is currently under negotiation with EREI and the owner.

Gains or losses, if any, from investment in real estate transactions will be recorded as "Other Income" on our Consolidated Statements of Operations and Comprehensive Income. Due to the terms of the joint venture 100% of the assets, liabilities, and equity are consolidated into GZA.

NOTE 13. INCOME TAXES
The provision for income taxes consisted of the following for fiscal years:

                                                           2000                        1999                        1998
--------------------------------------------------------------------------------------------------------------------------
Currently payable:
State                                                $   240,000                  $   303,000                $   109,000
Federal                                                  800,000                    1,016,000                    326,000
--------------------------------------------------------------------------------------------------------------------------
         Total  current                                1,040,000                    1,319,000                    435,000
--------------------------------------------------------------------------------------------------------------------------
Deferred (prepaid):
State                                                    (49,000)                     (83,000)                    98,000
Federal                                                 (172,000)                    (264,000)                   344,000
--------------------------------------------------------------------------------------------------------------------------
         Total deferred (prepaid)                       (221,000)                    (347,000)                   442,000
--------------------------------------------------------------------------------------------------------------------------
         Total provision for income taxes            $   819,000                  $   972,000                $   877,000
==========================================================================================================================

Deferred income taxes are provided to account for temporary differences between the financial reporting basis and income tax basis of GZA's assets and liabilities using the liability method of accounting for income taxes. Deferred taxes represent the future income tax effect of reported differences between the book and tax bases of GZA's assets and liabilities.

Reconciliations of the U.S. federal statutory income tax rate to the effective income tax rate are as follows for fiscal years:

                                                                            2000                 1999                   1998
------------------------------------------------------------------------------------------------------------------------------
U.S. federal statutory income tax rate                                       34%                  34%                    34%
State and foreign income tax, net of federal income tax benefit               6                    6                      6
Reduction of valuation allowance                                             (4)                  (1)                    (1)
Non-deductible expenses                                                       3                    -                      -
------------------------------------------------------------------------------------------------------------------------------
         Effective income tax rate                                           39%                  39%                    39%
==============================================================================================================================

GZA's net deferred tax asset at February 29, 2000 and February 28, 1999 consists of gross deferred tax liabilities of $885,000 and $753,000 and deferred tax assets of $2,044,000 and $1,763,000, respectively. GZA's state and federal net operating loss carryforwards expire in fiscal 2010 through fiscal 2013. As a result of the sale of Aquaterra, during 2000, the company utilized approximately $250,000 of a capital loss carryforward which had previously been offset with a full valuation allowance. Accordingly, the valuation allowance has been reduced by $100,000. The components of GZA's net deferred tax assets as of February 29, 2000 and February 28, 1999 are as follows:

                                                                        2000                   1999
-------------------------------------------------------------------------------------------------------
Cash versus accrual method of accounting                           $   510,000            $   167,000
Depreciation and amortization                                          375,000                586,000
Net operating loss carryforwards                                      (617,000)              (214,000)
Allowance for doubtful accounts                                       (855,000)              (945,000)
Other accrued expenses                                                (572,000)              (604,000)
Valuation allowance                                                    276,000                376,000
-------------------------------------------------------------------------------------------------------
Total net deferred tax assets                                      $  (883,000)           $  (634,000)
=======================================================================================================

The components of GZA's deferred income tax provision (benefit) for the years ended February 29, 2000 and February 28, 1999 are as follows:

                                                                               2000                     1999
--------------------------------------------------------------------------------------------------------------
Cash versus accrual method of accounting                                  $   343,000               $   3,000
Depreciation and amortization                                                (211,000)                 94,000
Net operating loss carryforwards                                             (403,000)                 17,000
Allowance for doubtful accounts                                                90,000                (586,000)
Other accrued expenses                                                         60,000                 145,000
Valuation allowance                                                          (100,000)                (20,000)
--------------------------------------------------------------------------------------------------------------
Total deferred income tax provision (benefit)                             $  (221,000)             $ (347,000)
==============================================================================================================

NOTE 14. RETIREMENT PLAN
GZA maintains a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code which covers all employees who meet minimum age and service requirements. Annual contributions are determined by the Board of Directors. The year end for the profit sharing plan is December 31. Amounts contributed by us under the plan vest according to a seven-year vesting schedule. To participate in the plan, an employee must contribute a minimum of 2% of his or her base salary, and may contribute additional amounts. Participant contributions are fully vested at all times. Our contributions to the plan were $716,000, $660,000, and $661,000 for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, 1999 and 1998, the Board of Directors voted to make 25% of our contribution to the Plan in stock of GZA. As a result, in fiscal years 2000, 1999 and 1998, respectively, 42,725, 38,152, and 32,445 shares of our stock (having a total fair value of approximately $179,000, $172,000, and $165,000 on the date of contribution) were contributed in addition to cash contributions of $537,000, $488,000, and $496,000, respectively. These contributions are accrued for at the balance sheet date as a component of accrued payroll and expenses, and are transferred to the profit sharing plan after year end.

NOTE 15. RELATED PARTY TRANSACTIONS
GZA leases office space from certain stockholders and from entities owned by certain stockholders and employees. Lease payments, net of sublease income, to these entities totaled $886,000, $868,000, and $901,000 in fiscal 2000, 1999 and
1998, respectively.

GZA provides geotechnical design, instrumentation and other consulting services, on a contracting and subcontracting basis, to a company and affiliates of the company of which a director of GZA was Chairman of the Board of Directors during 2000. In fiscal 2000 and 1999, we billed an aggregate of $2,695,000 and $5,100,000, respectively for services provided to this company and its affiliates.

During fiscal 2000, the Chairman of the Board of GZA provided consulting services for which he was compensated $67,000.

NOTE 16. COMMITMENTS AND CONTINGENCIES
Lease Commitments. GZA leases certain facilities and equipment under the terms of various noncancellable operating leases, including leases with related parties described in Note 15. Lease terms generally range from two to five years. Additionally, we lease certain equipment under operating leases.

Future minimum lease payments under noncancellable operating leases as of February 29, 2000 are as follows:

2001                                           $2,158,000
2002                                              965,000
2003                                              648,000
2004                                              311,000
2005                                                    -
-------------------------------------------------------------------------
Total minimum lease payments                   $4,082,000
=========================================================================

Rent expense charged to operations was $2,352,000, $2,061,000 and $2,137,000 in fiscal 2000, 1999 and 1998, respectively.

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

In 1997, Goldberg-Zoino Associates of New York, P.C. ("GZANY"), our New York professional corporation affiliate, entered into a contract with E.E. Cruz/Nab/Frontier-Kemper, A Joint Venture ("JV"), to design a temporary earth support system required for construction of the Flushing Bay Combined Sewer Overflow Protection Facility Storage Tank, Project No. CS 4-3 for the New York City Department of Environmental Protection. Design by GZANY and soil mix design and installation development by the JV's construction subcontractor, The Millgard Corporation, proceeded from August 1997 through to the end of the year. On January 28, 1998, the JV terminated Millgard's contract for failure to perform the specified work.

On April 22, 1999, Millgard filed suit against the JV for costs incurred prior to termination and for lost profits for work not executed following termination. The JV denied Millgard's claim in July 1999 and counterclaimed against Millgard for damages of $10,750,000 resulting from a breach of contract and delay. On September 9, 1999, the JV filed a third-party action against GZANY in the United States District Court Southern District of New York for contribution, defense and indemnity of claims made by Millgard. In March 2000, the JV filed an amended complaint against GZANY alleging breach of contract and a failure to exercise the required standard of care and claiming indemnification for any damages owed by the JV to Millgard and for direct damages of at least $10,750,000.

In addition, we are party to several other legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of GZA. NOTE

17. SUBSEQUENT EVENT

On May 17, GZA GeoEnvironmental Technologies, Inc. entered into a letter of intent with Futureco Environmental, Inc., a privately-held company organized by certain members of GZA's senior management, providing for the acquisition by Futureco, at a price of $6.45 per share, of all of the outstanding shares of GZA common stock which Futureco does not already own or have the right to acquire.

GZA has appointed a Special Committee of outside directors to consider the letter of intent as well as other strategic alternatives that may be available to the Company, and to make recommendations to the Board of Directors. The proposed acquisition is subject to certain conditions, including completion of financing for the transaction by Futureco; GZA and Futureco entering into a definitive merger agreement, which would be subject to the approval of the holders of at least two-thirds of the outstanding shares of common stock of GZA which Futureco does not already own or have the right to acquire. The Company cannot predict whether the proposed transaction will be completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders of the Company, to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of the report:

       (1) The following consolidated financial statements of GZA
         GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate are included in this report:

                           Report of Independent Accountants.

                           Consolidated Balance Sheets at February 29, 2000 and February 28, 1999.

                           Consolidated Statements of Operations and
                           Comprehensive Income for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998.

                           Consolidated Statements of Stockholders' Equity for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998.

                           Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998.

                           Notes to Consolidated Financial Statements for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998.

       (2) The following consolidated financial statement schedule of GZA GeoEnvironmental Technologies, Inc. and its Subsidiaries and Affiliate is included in this report:

             Report of Independent Accountants


                                                                               Page
                                                                               ----
             Schedule II            Valuation and Qualifying Accounts           41

       (3)   Exhibits.


EXHIBIT NO.       DESCRIPTION

3.1*              Restated Certificate of Incorporation of the Company

3.3*              Amended and Restated By-Laws of the Company

4.1*              Specimen certificate for the Common Stock of the Company

10.2* Indenture of Lease dated September 5, 1984 and effective as of December 1, 1981, and First Amendment to Indenture of Leases, between GZA and Donald T. Goldberg and William S. Zoino, for the GEO Building, Newton Upper Falls, Massachusetts

10.6*#            1989 Incentive Stock Option Plan of the Company

10.7*#            1989 Non-Qualified Stock Option Plan of the Company

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

10.24*** Indemnification Agreement among the Company, GZA GeoEnvironmental, Inc. and Messrs. Simon and Guertin dated May 1, 1996

10.25*            Security Agreement between GZANY and the Company dated July
                  26,1989

10.26*            Credit Agreement among the Company, GZANY and GZA dated July
                  26, 1989

10.30** Revolving Credit and Term Loan Agreement among Fleet Bank and the Company and its subsidiaries and affiliate dated February 28, 1994

10.34**# Amendment No. 1 to 1989 Incentive Stock Option Plan of the Company

10.35**#          GZA 1995 Stock Incentive Plan

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

10.39** Second Amendment dated December 11, 1991 to Indenture of Lease listed as Exhibit 10.2 hereto

10.40**# Form of Confidentiality, Non-Disclosure and Restrictive Covenant Agreement between the Company and, respectively, Donald T. Goldberg, Andrew P. Pajak, M. Joseph Celi, Richard
                  M. Simon, John E. Ayres, William E. Hadge, Lawrence Feldman, Joseph P. Hehir, Joseph D. Guertin, Jr., and certain other employees

10.42**#          Form of Group Life Insurance Plan for key employees;
                  letter describing coverage levels

10.43** Form of Indemnity Agreement between the Company and its respective directors

10.51+ Form of Assignment of Beneficial Interest between GZA GeoEnvironmental, Inc. ("Assignee") and, respectively, John E. Ayres, Joseph D. Guertin, Jr., and Steven J. Trettel ("Assignors"), dated June, 1996, to transfer each Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee

10.52+ Form of Assignment of Beneficial Interest and Indemnity Agreement between GZA GeoEnvironmental, Inc. ("Assignee") and Donald T. Goldberg ("Assignor"), dated June, 1996, to transfer Assignor's one sixth (1/6) beneficial interest in the GZA Investment Associates Trust to Assignee

10.53++           Second Loan Modification Agreement, dated as of August 7,
                  1997, to the Revolving Credit and Term Loan Agreement among
                  Fleet Bank and the Company and its subsidiaries and affiliate included as Item 10.30, including a Promissory Note dated
                  August 7, 1997 and a form of Promissory Note.
10.54+++#         GZA Restated 401(k) Profit Sharing Plan, effective as
                  of January 1, 1998
10.55+++          Memorandum of Understanding, Transfer of Assets, Contract
                  Obligations and Personnel From Raamot Associates, P.C. to GZA
                  GeoEnvironmental of New York; Confidentiality, Non-disclosure and Restrictive Covenant Agreement between GZA and Tonis
                  Raamot; Bill of Sale - Personal Good Will of Tonis Raamot,
                  P.E.
10.56#            GZA 1999 Stock Incentive Plan
10.57#            GZA Long-Term Incentive Compensation Plan of FYE
                  2000-2002
10.58             Letter of agreement dated April 26, 2000 regarding sale of
                  GZA's interest in Carl Bro Aquaterra Limited to Carl Bro Group
                  Limited
10.59             Limited Liability Company Operating Agreement of AirLogics,
                  LLC
10.60             Third Loan Modification Agreement dated as of February 25,
                  2000 between Fleet Bank and the Company
22.1              Subsidiaries of the Registrant on Financial Statement Schedule
23.1              Consent of Independent Accountants
27.1              Financial Data Schedule

-------------------

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

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999, as filed with the Commission on May 26, 1999.

#        Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                     GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.

Date: May  26, 2000                                 /s/ Andrew P. Pajak
                                                    ---------------------------
                                                        Andrew P. Pajak
                                                        Chief Executive Officer

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

Signature                                        Title                                      Date
---------                                        -----                                      ----

 /s/ Andrew P. Pajak                Chief Executive Officer and Director                 May 26, 2000
---------------------------         (Principal Executive Officer)
     Andrew P. Pajak


/s/ Joseph P. Hehir                 Chief Financial Officer                              May 26, 2000
---------------------------         (Principal Financial and Accounting Officer)
    Joseph P. Hehir


/s/ Donald T. Goldberg              Director                                             May 26, 2000
---------------------------
    Donald T. Goldberg


/s/ M. Joseph Celi                  Director                                             May 26, 2000
---------------------------
    M. Joseph Celi



/s/ William E. Hadge                        Director                      May 26, 2000
---------------------------
    William E. Hadge


/s/ Dr. Lewis Mandell                       Director                      May 26, 2000
---------------------------
    Dr. Lewis Mandell


/s/ Dr. Thomas W. Philbin                   Director                      May 26, 2000
-------------------------
    Dr. Thomas W. Philbin


/s/ Timothy W. Devitt                       Director                      May 26, 2000
---------------------------
    Timothy W. Devitt

/s/ Rose Ann Giordano                       Director                      May 26, 2000
---------------------
    Rose Ann Giordano

/s/ David B. Perini                         Director                      May 26, 2000
-------------------
    David B. Perini


                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of GZA GeoEnvironmental Technologies, Inc. and Affiliate:

Our report on the consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. has been incorporated by reference in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule presented on page 41 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      PRICEWATERHOUSECOOPERS LLP

May 5, 2000, except for Note 17, as to which the date is May 17, 2000.

                                   SCHEDULE II

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                        VALUATION AND QUALIFYING ACCOUNTS

           Years Ended February 28, 1998, 1999, and February 29, 2000

                                                         Balance at        Charged to
                                                         beginning         costs and                        Balance at
             Description                                  of year          expenses        Write-offs       end of year
             -----------                                  -------          --------        ----------       -----------
    Year ended February 28, 1998
       Allowance for doubtful accounts
       (deducted from accounts
       receivable)....................                   $844,000           $378,000       $323,000           $899,000


    Year ended February 28, 1999
       Allowance for doubtful accounts
       (deducted from accounts
       receivable).....................                  $899,000         $2,021,000       $262,000         $2,658,000

    Year ended February 29, 2000
       Allowance for doubtful accounts
       (deducted from accounts
       receivable)......................               $2,658,000           $423,000       $786,000         $2,295,000

                                  EXHIBIT INDEX

Exhibit
Number                Description                                                                        Page
------                -----------                                                                        ----
10.56                 GZA 1999 Stock Incentive Plan

10.57                 GZA Long-Term Incentive Compensation Plan of FYE 2000-2002

10.58 Letter of agreement dated April 26, 2000 regarding sale of GZA's interest in Carl Bro Aquaterra Limited to Carl Bro
                      Group Limited

10.59                 Limited Liability Company Operating Agreement of
                      AirLogics, LLC

10.60                 Third Loan Modification Agreement dated as of February 25,
                      2000 between Fleet bank and the Company

22.1                  Subsidiaries of the Registrant on Financial Statement
                      Schedule

23.1                  Consent of Independent Accountants

27.1                  Financial Data Schedule

            EXHIBIT LIST FOR GZA GEOENVIRONMENTAL TECHNOLOGIES, Inc.


1)   GZA 1999 Stock Incentive Plan

2)   GZA Long-Term Incentive Compensation Plan of FYE 2000-2002

3)   Sale of GZA's interest in Carl Bro Aquaterra Limited to Carl Bro Group
     Limited.

4)   Limited Liability Company Operating Agreement of AirLogics, LLC

5)   3rd loan Modification Agreement