Form 10-K/A
period 2000-02-29
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 2000-06-29
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000
                          -----------------

(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the Transition Period from _________________ to _____________________

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

                Yes        X              No
                   -------------------      -----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Number of Shares of Common Stock
outstanding at May 31, 2000                 4,203,122
                                            ---------

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant (i.e., stockholders who are not directors or officers of the registrant and are not otherwise persons who control or are controlled by or under common control with the registrant) was $22,228,470 as of May 31, 2000.

     Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following.

                                    Part III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning each director and executive officer of the Company currently in office.

NAME OF INDIVIDUAL                                          AGE      PRINCIPAL POSITION
------------------                                          ---      ------------------
Donald T. Goldberg(1)(2)..................................  72       Chairman of the Board of Directors
Andrew P. Pajak...........................................  50       Director, President and Chief Executive Officer of
                                                                     the Company
M. Joseph Celi............................................  66       Director and Executive Vice President of the
                                                                     Company
John E. Ayres.............................................  63       Executive Vice President--Business Development of
                                                                     the Company
William E. Hadge..........................................  44       Director of the Company; Senior Vice President of
                                                                     GZA GeoEnvironmental, Inc. ("GZA GeoEnvironmental")
Joseph P. Hehir...........................................  55       Executive Vice President, Chief Financial Officer
                                                                     and Treasurer of the Company
William R. Beloff.........................................  50       Executive Vice President of the Company
Lewis Mandell(1)..........................................  57       Director
Thomas W. Philbin(1)......................................  60       Director
Timothy W. Devitt(2)......................................  55       Director
David B. Perini(2)........................................  63       Director
Rose Ann Giordano.........................................  61       Director

----------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

     Donald T. Goldberg has served as Chairman of the Company's Board of Directors since 1989. Mr. Goldberg also served as the Company's Chief Executive Officer from 1989 to 1995, and as President of GZA GeoEnvironmental from 1966 to 1990 and from 1992 to 1993.

     Andrew P. Pajak has been a director, Chief Executive Officer and President of the Company since 1996. Mr. Pajak was Executive Vice President of Michael Baker Corporation, an engineering, construction and operations and maintenance services firm, from 1993 to 1996, and President and Chief Executive Officer of Baker Environmental, Inc., a wholly-owned subsidiary of Michael Baker Corporation, from 1990 to 1996.

     M. Joseph Celi has been a director and Executive Vice President of the Company since 1991. In 1997, Mr. Celi was also appointed to the position of Regional Operating Officer, Great Lakes and Southern Regions of GZA GeoEnvironmental. Mr. Celi also is responsible for the Company's Brownfields development effort.

     John E. Ayres has been Executive Vice President--Business Development of the Company since 1992. Mr. Ayres joined the Company in 1966.

     William E. Hadge has been a director of the Company since July 1997. Mr. Hadge joined the Company in 1979 and has served as a Senior Vice President of GZA GeoEnvironmental since 1993.

     Joseph P. Hehir has been the Chief Financial Officer and Treasurer of the Company since 1993 and an Executive Vice President of the Company since 1998. Mr. Hehir has been Treasurer of GZA GeoEnvironmental since 1989 and was a Senior Vice President of GZA GeoEnvironmental from 1990 to 1995. Mr. Hehir joined the Company in 1981.

     William R. Beloff was appointed Executive Vice President of the Company in 1998. Mr. Beloff has held the position of Regional Operating Officer, Northeast Region, of GZA GeoEnvironmental since 1997. Mr. Beloff joined GZA
GeoEnvironmental in 1973.

     Lewis Mandell has been a director of the Company since 1991. Dr. Mandell has been Dean of the School of Management at the University of Buffalo since 1998. Dr. Mandell was Dean of the Business School of, and a professor of finance at, Marquette University, from 1995 to 1998. He also serves as a director of the Variable Annuities of Travelers Corporation and Delaware North Corporation.

     Thomas W. Philbin has been a director of the Company since 1993. Dr. Philbin has been the President and a director of HEC., Inc., an energy conservation consulting firm, since 1991 and Vice President of Energy Services of Northeast Utilities since 1999.

     Timothy W. Devitt has been a director of the Company since 1993. Mr. Devitt has been Senior Vice President of PHB Hagler Bailly, Inc., a management consulting firm, since 1998. Mr. Devitt was Managing Director of Putnam, Hayes & Bartlett, Inc., an economic and management consulting firm, from 1991 to 1998.

     David B. Perini has been a director of the Company since 1998. Mr. Perini retired as director and Chairman of Perini Corporation, a general contracting services firm in July 1999. Mr. Perini served as President and Chief Executive Officer of Perini Corporation from 1972 until 1998, and also has served as Vice President and General Counsel of Perini Corporation.

     Rose Ann Giordano has been a director of the Company since 1998. Ms. Giordano has been Vice President, Internet Service Provider Business Group of Compaq Computer Corporation since 1997. Ms. Giordano also served as Vice President, Internet Business Group of Digital Equipment Corporation from 1994 to 1997.


BOARD AND COMMITTEE MEETINGS

     During the fiscal year ended February 29, 2000 ("fiscal 2000"), the Board of Directors of the Company met nine times. No director attended fewer than 80 percent of the meetings of the Board of Directors and of the committees on which he or she served.

     The Board of Directors has an Audit Committee, which confers with the Company's independent public accountants concerning the scope of their examinations of the Company's financial statements, the Company's accounting policies and internal accounting controls and the results of the independent public accountants' audit examination, and recommends the selection of the Company's independent public accountants to the Board of Directors. The Committee's duties do not include accounting or auditing functions, which are the responsibility of the Company's officers and its independent public accountants. The Audit Committee met four times in fiscal 2000. The current Audit Committee members are Messrs. Mandell and Philbin, neither of whom is an employee of the Company and Mr. Goldberg, who was a consultant to the Company in fiscal 2000.

     The Board of Directors has a Compensation Committee, which oversees compensation policy, executive salaries, profit sharing, stock options, employee stock purchase and other benefit and incentive compensation plans and employment contracts. In fiscal 2000, the Compensation Committee met four times. The current Compensation Committee members are Messrs. Devitt and Perini, neither of whom is an employee of the Company, and Mr. Goldberg, who was a consultant to the Company in fiscal 2000. See "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

     The Board has no other standing committees.

DIRECTORS' COMPENSATION

     During fiscal 2000, Ms. Giordano and Messrs. Devitt, Mandell, Philbin and Perini, were paid an annual retainer of $3,000 plus, in each case, $1,000 for each Board meeting attended, plus expenses incurred in attending all such meetings. Non-employee directors also may be compensated at the rate of $1,000 per day and receive reimbursement for travel and other expenses for Board-related activities. In addition, each member of the Company's Compensation Committee and Audit Committee, other than Mr. Goldberg, is compensated at the rate of $750 per quarter and receives reimbursement for travel and other expenses. Ms. Giordano, and Messrs. Devitt, Mandell, Perini and Philbin received $11,000, $15,500, $14,500, $14,500 and $13,500, respectively, plus reimbursable expenses, for such activities during fiscal year 2000. Each non-employee director also may provide management consulting services to the Company, for which they are compensated at a rate of $150 per hour plus expenses. Ms. Giordano and Messrs. Devitt, Perini and Philbin received $3,040, $3,675, $5,775 and $3,600 respectively, plus expenses, for such services in fiscal 2000. In addition, in April 2000, each non-employee director, other than Mr. Goldberg, was granted 1,000 shares of Common Stock, subject to certain transfer restrictions, in connection with his or her service on the Board of Directors.

     On March 16, 1998, the Company entered into a consulting agreement with Mr. Goldberg pursuant to which, as compensation for his services as a director and consultant to the Company, Mr. Goldberg received a retainer of $6,250 per month, plus reimbursement for actual out-of-pocket expenses. Beginning September 1, 1999, the monthly retainer was reduced to $4,167 per month. In addition, Mr. Goldberg may be compensated at the rate of $125 per hour for professional engineering services on specific technical projects at the request of the Company. During fiscal 2000, Mr. Goldberg received an aggregate of $66,749 for all services rendered by him to the Company.

     Directors who are employees of the Company are not compensated separately for serving as directors.

     ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table provides certain summary information concerning compensation paid to the Company's Chief Executive Officer and President and its four other most highly compensated executive officers who were in office on February 29, 2000 (collectively, the "Named Executive Officers") for the fiscal years ended February 29, 2000, and February 28, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM COMPENSATION
                                                                              AWARDS
                                                                    --------------------------
                                               ANNUAL COMPENSATION     RESTRICTED      SECURITIES
           NAME AND                            -------------------        STOCK        UNDERLYING          ALL OTHER
       PRINCIPAL POSITION           YEAR    SALARY ($)    BONUS ($)     AWARDS($)      OPTIONS(#)     COMPENSATION ($)(1)
       ------------------           ----    ----------    ---------    ----------      ----------
Andrew P. Pajak                     2000     $199,556      $15,000                       36,200             $ 7,905
  Chief Executive Officer           1999      193,003       23,467          --              --                9,028
  and President                     1998      193,003       27,146          --              --               22,470


M. Joseph Celi                      2000      153,436       10,000                       28,750              13,591
   Executive Vice                   1999      151,133       13,964          --              --               14,045
   President-Remediation            1998      151,133       10,185          --              --               12,016
   Services;

Richard M. Simon                    2000      146,023        9,751                       17,000               7,186
   Executive Vice                   1999      142,002       20,510          --              --                9,306
   President-Professional           1998      142,002       12,427          --              --                7,969
   Practice of the
   Company and of GZA
   GeoEnvironmental (2)

John E. Ayres                       2000      142,960       14,156                       17,000               9,676
   Executive Vice                   1999      141,045       23,110          --              --               12,875
   President-Business               1998      141,045        5,941          --              --               11,250
   Development of the
   Company and of GZA
   GeoEnvironmental

William R. Beloff                   2000      160,504       32,884                       28,750               7,626
   Executive Vice                   1999      140,005       28,926          --              --                8,309
   President of GZA                 1998      134,763       17,000          --              --                6,747
   GeoEnvironmental

-------------------------
(1) Amounts shown consist of the Company's contribution under the Company's 401(k) Profit Sharing Plan and the value of employer-paid premiums for term life insurance programs. The Company's contributions under the 401(k) Profit Sharing Plan in fiscal 2000 were as follows: Mr. Pajak, $6,389; Mr. Celi, $6,034; Mr. Simon $5,670; Mr. Ayres, $5,632 and Mr. Beloff, $6,110.
     The value of employer-paid premiums for term life insurance paid by the Company in fiscal 2000 were as follows: Mr. Pajak, $1,516; Mr. Celi, $7,557; Mr. Simon, $1,516; Mr. Ayres, $4,044 and Mr. Beloff, $1,516.

     The Company's contributions under the 401(k) Profit Sharing Plan in fiscal 1999 were as follows: Mr. Pajak, $7,369; Mr. Celi, $7,229; Mr. Simon, $6,792; Mr. Ayres, $6,746 and Mr. Beloff, $6,650. The value of employer-paid premiums for term life insurance paid by the Company in fiscal 1999 were as follows: Mr. Pajak, $1,659; Mr. Celi, $6,816; Mr. Simon, $2,514; Mr. Ayres, $6,129 and Mr. Beloff, $1,659.

(2) Mr. Simon resigned from his employment by the Company, effective June 16, 2000.

     The Company's contributions under the 401(k) Profit Sharing Plan in fiscal 1998 were as follows: Mr. Pajak, $6,400; Mr. Celi, $6,400; Mr. Simon, $5,665; Mr. Ayres, $5,634 and Mr. Beloff, $5,355. The value of employer-paid premiums for term life insurance paid by the Company in fiscal 1998 were as follows: Mr. Pajak, $1,392; Mr. Celi, $5,616; Mr. Simon, $2,304; Mr. Ayres, $5,616 and Mr.
Beloff, $1,392.


     Option Grants in Last Fiscal Year. The following table sets forth certain information concerning stock options granted during fiscal 2000 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants                       Potential Realizable
                 -----------------------------------------------------------       Value at Assumed
                                     Percentage                                     Annual Rate of
                  Number of           of Total                                   Stock Price Appreciation
                 Securities        Options Granted                                  for Option Term
                 Underlying         to Employees     Exercise       Expiration    -----------------------
Name             Options Granted    in Fiscal Year     Price          Date(1)          5%          10%
---------------  ---------------   ---------------  --------       ----------     ---------    ----------
Andrew P. Pajak     22,000 (2)           7.7%         $4.13       March 1, 2003   $ 16,931    $ 36,078
                    14,200 (3)           5.0           4.13       March 1, 2003     10,928      23,286
M. Joseph Celi      22,000 (2)           7.7           4.13       March 1, 2003     16,931      36,078
                     6,750 (3)           2.4           4.13       March 1, 2003      5,195      11,069
Richard M. Simon    17,000 (2)           5.9           4.13       March 1, 2003     13,083      27,878
John E. Ayres       17,000 (2)           5.9           4.13       March 1, 2003     13,083      27,878
William R. Beloff   22,000 (2)           7.7           4.13       March 1, 2003     16,931      36,078
                     6,750 (3)           2.4           4.13       March 1, 2003      5,195      11,069

--------------
(1) All options vest on June 1, 2002 and expire nine months thereafter.
(2) Incentive stock option.
(3) Nonqualified stock option.

     Option Exercises and Fiscal Year-End Values. The following table sets forth certain information concerning stock options exercised during fiscal 2000 and stock options held as of February 29, 2000 by each of the Named Executive
Officers:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                            SHARES                             UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
                           ACQUIRED                          OPTIONS AT FISCAL YEAR-END              AT FISCAL YEAR-END($)(1)(2)
                              ON           VALUE             --------------------------              ---------------------------
                           EXERCISE       REALIZED        EXERCISABLE        UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
      NAME                   (#)            ($)               (#)                 (#)                 ($)                 ($)
      ----                 -------------------------------------------------------------------------------------------------------
Andrew P. Pajak               --             --              60,000              51,200             $60,000             $28,575
M. Joseph Celi                --             --              13,400              28,750              13,400              10,781
Richard M. Simon (2)          --             --               6,200              17,000               6,200               6,375
John E. Ayres                 --             --                  --              17,000                  --               6,375
William R. Beloff             --             --               3,200              28,750               4,000              10,781

--------------------
(1) Value is based on the last sale price of the Common Stock ($4.50 per share) on February 29, 2000, as reported by the Nasdaq National Market, less the applicable option exercise price. These values have not been and may never be realized. Actual gains upon exercise, if any, will depend on the value of the Common Stock on the date of the sale of the shares.

(2) In connection with Mr. Simon's June 16, 2000 resignation from his employment by the Company, the Compensation Committee of the Board of Directors accelerated full vesting of Mr. Simon's outstanding options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee currently consists of Messrs. Devitt, Goldberg and Perini. Messrs. Devitt and Perini are not, nor have they ever been, officers or employees of the Company or of any of its subsidiaries. Mr. Goldberg, who was elected to the Compensation Committee in October 1995, was employed by the Company as its Chief Executive Officer until his retirement in September 1995. Mr. Goldberg was employed by the Company on a part-time basis from September 1997 to February 1998. Since March 1998, Mr. Goldberg has been a consultant to the Company. See "Election of Directors -- Directors' Compensation." There are no family relationships among the executive officers or directors of the Company.

     The Company's principal facility in Newton Upper Falls, Massachusetts is leased from Donald T. Goldberg, Chairman of the Board of the Company and William
S. Zoino, a beneficial owner of more than five percent of the outstanding Common Stock of the Company. Mr. Goldberg and Mr. Zoino own the property as tenants in common. Rental payments to Messrs. Goldberg and Zoino aggregated $714,000 for fiscal 2000.

     The Company's Providence, Rhode Island facility is leased from GZRI Associates, a Rhode Island general partnership whose partners are Messrs. Goldberg and Zoino and four others, Michael A. Powers, Frank W. Clark, David R. Carchedi and Nicholas A. Campagna, all current employees of GZA
GeoEnvironmental. Lease payments to GZRI Associates totaled $80,000 in fiscal 2000.

     The Company believes that the foregoing leases were entered into on terms no less favorable to the Company than could reasonably have been obtained in arm's-length transactions with independent third parties.

     The Company provides geotechnical design, instrumentation and consulting services, on a contracting and subcontracting basis, to Perini Corporation and other clients affiliated with or engaged in joint ventures with Perini Corporation. David B. Perini, a director of the Company, is the Chairman of the Board of Directors of Perini Corporation. In fiscal 2000, the Company billed an aggregate of $2.7 million for services provided to Perini Corporation and clients affiliated with Perini Corporation.

AGREEMENTS WITH EXECUTIVE OFFICERS

     Each of Messrs. Pajak, Simon, Ayres, Celi, Beloff, Hadge and Hehir entered into a Non-Competition and Non-Disclosure Agreement with the Company that provides, among other things, that following the termination of his employment, and provided that he complies with certain non-competition covenants set forth in the agreement, he may be entitled to receive, for a period of up to twelve months following such termination, his base salary and certain other benefits. Mr. Simon resigned from his employment by the Company, effective June 16, 2000. The Company has not elected to enforce the non-competition covenant of his Non-Competition and Non-Disclosure Agreement and accordingly will not make the specified payments to Mr. Simon.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of May 31, 2000 by (i) each person or group known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. The information as to each person has been furnished by such person.

NAMES AND ADDRESSES OF BENEFICIAL HOLDERS                                                  SHARES
-----------------------------------------                                            BENEFICIALLY OWNED(1)
                                                                                  NUMBER             PERCENT
                                                                                  ------             -------
Futureco Environmental, Inc.(2)                                                  865,604               20.6%
   9 Bridie Lane
   Norfolk, Massachusetts 02056
Heartland Advisors                                                               584,500               13.9%
   789 North Water Street
   Milwaukee, Wisconsin  53202
William Zoino                                                                    409,368                 9.7
   93 Riverside Drive
   West Harwich, MA  02671
Acquisitor PLC c/o                                                               219,200                 5.2
  Steven Wolosky, Esq.
  Olsham Grundman Frome Rosenzweig & Wolosky LLP
  505 Park Avenue
  New York, N.Y.  10022
Donald T. Goldberg (3)                                                           158,328                 3.8
John E. Ayres (4)                                                                124,204                 3.0
Richard M. Simon (5)                                                              59,769                 1.4
Andrew P. Pajak (6)                                                               71,028                 1.7
William R. Beloff (7)                                                             41,198                 1.0
M. Joseph Celi (8)                                                                24,382                   *
William E. Hadge  (9)                                                             19,386                   *
Lewis Mandell (10)                                                                16,100                   *
Timothy W. Devitt (11)                                                            10,350                   *
Thomas W. Philbin (12)                                                             6,100                   *
David B. Perini                                                                    3,000                   *
Rose Ann Giordano                                                                  2,000                   *
All directors and executive officers                                             573,985               13.7%
as a group (13 persons) (13)

-----------------
*    Less than one percent.

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of May 31, 2000 are treated as outstanding only for purposes of determining the amount and percent owned by such person or group. As of May 31, 2000, there were 4,203,122 shares of Common Stock outstanding.

(2) Information is derived from an amended report of Schedule 13D filed on behalf of Futureco Environmental, Inc. ("Futureco") on May 18, 2000. Includes shares beneficially owned by each William R. Beloff, M. Joseph Celi, William E. Hadge and Joseph P. Hehir, each of whom is an executive officer and, in the case of Messrs. Celi and Hadge, as director of the Company. Each of Messrs. Beloff, Celi, Hehir and Hadge is reported to be a principal of Futureco. Includes an aggregate of 646,604 shares beneficially owned by Donald T. Goldberg, the Chairman of the Board of the Company, William S. Zoino, and John E. Ayres, the Executive Vice President--Business Development of the Company, and 219,200 shares beneficially owned by Acquisitor PLC, all of which shares Futureco has a right to acquire pursuant to agreements between Futureco and such stockholders.

(3) Includes 1,207 shares issued for the account of Mr. Goldberg under the Company's 401(k) Plan and 50,000 shares held by a trust for certain family members of Mr. Goldberg. Mr. Goldberg, who is not a trustee of the trust, disclaims beneficial ownership of the shares held by the trust. Mr. Goldberg is Chairman of the Board of Directors of the Company.

(4) Includes 2,321 shares issued for the account of Mr. Ayres under the Company's 401(k) Plan. Mr. Ayres is the Executive Vice President-- Business Development of the Company.

(5) Includes 2,322 shares issued for the account of Mr. Simon under the Company's 401(k) Plan and 6,200 shares subject to stock options exercisable within 60 days of May 31, 2000. Mr. Simon resigned from his employment as Executive Vice President--Professional Practice of the Company, effective June 16, 2000.

(6) Includes 1,028 shares issued for the account of Mr. Pajak under the Company's 401(k) Plan and 60,000 shares subject to stock options exercisable within 60 days of May 31, 2000. Mr. Pajak is the President and Chief Executive Officer and a director of the Company.

(7) Includes 2,142 shares issued for the account of Mr. Beloff under the Company's 401(k) Plan and 4,000 shares subject to stock options exercisable within 60 days of May 31, 2000. Mr. Beloff is an Executive Vice President of the Company.

(8) Includes 2,477 shares issued for the account of Mr. Celi under the Company's 401(k) Plan and 13,400 shares subject to stock options exercisable within 60 days of May 31, 2000. Mr. Celi is the Executive Vice President and a director of the Company.

(9) Includes 1,869 shares issued for the account of Mr. Hadge under the Company's 401(k) Plan and 3,600 shares subject to stock options exercisable within 60 days of May 31, 1999. Mr. Hadge is a Senior Vice President of GZA GeoEnvironmental and a director of the Company.

(10) Includes 2,500 shares subject to stock options exercisable within 60 days of May 31, 2000. Mr. Mandell is a director of the Company.

(11) Includes 2,500 shares subject to stock options exercisable within 60 days of May 31, 2000. Mr. Devitt is a director of the Company.

(12) Includes 2,500 shares subject to stock options exercisable within 60 days of May 31, 2000. Mr. Philbin is a director of the Company.

(13) Includes shares described in Notes (3) through (12).


     Changes in control. On May 17, 2000, the Company entered into a nonbinding letter of intent with Futureco Environmental, Inc., a Massachusetts corporation ("Futureco"), of which certain executive officers and directors of the Company are principals. See Note 2 to the foregoing stock ownership table. The letter of intent contemplates the acquisition, at a price of $6.45 per share, of all of the outstanding shares of the Company's common stock that Futureco does not already own or have the right to acquire. The proposed transaction is subject to several conditions, including Futureco obtaining financing for the transaction, the Company and Futureco entering into a definitive merger agreement, approval by the Company's shareholders and receipt of an opinion from the Company's financial advisor that the transaction is fair to the Company's stockholders from a financial point of view. At this date, negotiations toward a definitive merger agreement are continuing. There can be no assurance that the transaction proposed in the letter of intent will occur or, if it does, on what terms.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the outstanding Common Stock to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Securities and Exchange Commission regulations require directors, executive officers and greater-than-ten percent stockholders to furnish the Company with copies of all Forms 3,4 and 5 filed with the Securities and Exchange Commission.

     Based solely upon a review of Forms 3 and 4 that were furnished to the Company during fiscal 2000, Forms 5 were furnished to the Company by certain directors and executive officers of the Company with respect to fiscal 2000 and representation letters of certain other directors and executive officers to the effect that Form 5 filings were not required, the Company believes that all
Section 16(a) filing requirements applicable to its directors, executive officers and greater-than-ten-percent stockholders were fulfilled in a timely manner.

     ITEM 13. CERTAIN TRANSACTIONS

     The Company's principal facility in Newton Upper Falls, Massachusetts is leased from Donald T. Goldberg, Chairman of the Board of the Company and William
S. Zoino, a beneficial owner of more than five percent of the outstanding Common Stock of the Company. Mr. Goldberg and Mr. Zoino own the property as tenants in common. Rental payments to Messrs. Goldberg and Zoino aggregated $714,000 for fiscal 2000.

     The Company's Brockton, Massachusetts facility is leased from GZA Investment Associates, Trust, a Massachusetts business trust in which the Company owns a two-thirds interest together with two other shareholders, Mr. Zoino and Joseph E. Hebert, a former employee of GZA Drilling, Inc. Lease payments to GZA Investment Associates Trust totaled $93,000 in fiscal 2000.

     The Company provides geotechnical design, instrumentation and consulting services, on a contracting and subcontracting basis, to Perini Corporation and other clients affiliated with or engaged in joint ventures with Perini Corporation. David B. Perini, a director of the Company, is the Chairman of the Board of Directors of Perini Corporation. In fiscal 2000, the Company billed an aggregate of $2.7 million for services provided to Perini Corporation and clients affiliated with Perini Corporation.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2000

Signature                             Title                             Date
---------                             -----                             ----

/s/ Andrew P. Pajak      Chief Executive Office and Director       June 28, 2000
----------------------   (Principal Executive Officer)
Andrew P. Pajak

/s/ Joseph P. Hehir      Chief Financial Officer                   June 28, 2000
----------------------   (Principal Financial and Accounting
Joseph P. Hehir          Officer)

/s/ Donald T. Goldberg   Director                                  June 28, 2000
----------------------
Donald T. Goldberg

/s/ Joseph Celi          Director                                  June 28, 2000
----------------------
M. Joseph Celi

/s/ William E. Hadge     Director                                  June 28, 2000
----------------------
William E. Hadge

                         Director                                  June   , 2000
----------------------
Dr. Lewis Mannell

                         Director                                  June   , 2000
----------------------
Dr. Thomas W. Philbin

/s/ Timothy W. Dewitt    Director                                  June 28, 2000
----------------------
Timothy W. Dewitt

                         Director                                  June   , 2000
----------------------
Rose Ann Giordano

                         Director                                  June   , 2000
----------------------
David B. Perini