Form 10-Q
period 2000-05-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 2000-07-17
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....... May 31, 2000.............................

                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to .............................

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

Yes    X       No
     ----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding at June 30, 2000    4,205,122
                                                              -----------------

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS

                                                                            Page


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

-         Consolidated Balance Sheets - May 31, 2000 (Unaudited) and
          February 29, 2000                                                    3

-         Consolidated Statements of Operations and Comprehensive
          Income - (unaudited) Three Months Ended May 31, 2000 and
          1999                                                                 4

-         Consolidated Statements of Cash Flows - (unaudited) Three
          Months Ended May 31, 2000 and 1999                                   5

-         Notes to Consolidated Financial Statements - (unaudited)             6


Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7-8


PART II  OTHER INFORMATION

Item 1    Legal Proceedings                                                    9

Item 6    Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                    11

PART 1:  FINANCIAL INFORMATION
  ITEM 1:  FINANCIAL STATEMENTS

         GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                      CONSOLIDATED BALANCE SHEETS

                                                                                       MAY 31,        FEBRUARY 29,
                                                                                        2000              2000
                                                                                     -----------      ------------
                        ASSETS                                                       (UNAUDITED)
                        ------
Current assets:
      Cash and cash equivalents                                                      $ 3,806,000      $ 5,966,000
      Available-for-sale securities                                                    3,237,000        3,829,000
      Accounts receivable, net                                                        15,747,000       13,924,000
      Costs and estimated earnings in excess of billings on
           uncompleted contracts, net                                                  5,890,000        5,669,000
      Prepaid expenses and other current assets                                          244,000          215,000
      Deferred income taxes                                                            1,663,000        1,399,000
                                                                                     -----------      -----------
              Total current assets                                                    30,587,000       31,002,000
Property and equipment, net                                                            6,043,000        5,973,000
Investments in real estate                                                               501,000          501,000
Other assets, net                                                                        862,000          883,000
                                                                                     -----------      -----------
              Total assets                                                           $37,993,000      $38,359,000
                                                                                     ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable, trade                                                        $ 3,415,000      $ 6,516,000
      Accrued payroll and expenses                                                     4,682,000        3,958,000
      Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                    3,310,000        1,539,000
      Income taxes payable                                                               221,000          213,000
                                                                                     -----------      -----------
              Total current liabilities                                               11,628,000       12,226,000
Deferred income taxes                                                                    511,000          516,000
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par value; authorized - 1,000,000 shares; issued and outstanding - none
      Common stock, $.01 par value; authorized - 14,000,000 shares; issued and outstanding (including treasury shares) - 4,203,122 at
           May 31, 2000 and 4,134,999 at February 29, 2000                                42,000           41,000
      Capital in excess of par value                                                  14,917,000       14,892,000
      Accumulated other comprehensive (loss)                                             (54,000)         (51,000)
      Retained earnings                                                               13,391,000       13,177,000
                                                                                     -----------      -----------
              Subtotal                                                                28,296,000       28,059,000
      Less:  Common stock held in treasury, at cost (500,000 shares)                  (2,442,000)      (2,442,000)
                                                                                     -----------      -----------
              Total liabilities and stockholders' equity                             $37,993,000      $38,359,000
                                                                                     ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

         GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                    THREE MONTHS ENDED MAY 31,
                                                     2000              1999
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------      -----------

Revenues                                          $17,679,000      $15,533,000
Subcontractor costs and other direct expenses       6,350,000        4,849,000
                                                  -----------      -----------
            Net revenues                           11,329,000       10,684,000

Costs and expenses:
        Salaries and related costs                  8,299,000        8,028,000
        General and administrative expenses         2,775,000        2,741,000
                                                  -----------      -----------
        Income (loss) from operations,
            before other income and taxes             255,000          (85,000)
                                                  -----------      -----------

Other income (expense)
        Interest income                               102,000           63,000

        Equity in net income of joint venture              --           12,000

        Interest expense                                   --           (6,000)
                                                  -----------      -----------
        Total other income, net                       102,000           69,000
                                                  -----------      -----------

Income (loss) from operations before
        provision for income taxes                    357,000          (16,000)

Provision (benefits) for income taxes                 143,000           (7,000)
                                                  -----------      -----------
Net income (loss)                                 $   214,000      $    (9,000)
Other comprehensive income-change in
        unrealized losses on securities                (3,000)         (20,000)
                                                  -----------      -----------

Comprehensive income (loss)                       $   211,000      $   (29,000)
                                                  ===========      ===========

Basic earnings (loss) per share:
        Earnings (loss) per share                 $      0.06      $     (0.00)
                                                  -----------      -----------

        Basic weighted average shares               3,676,000        3,612,000
                                                  -----------      -----------

Diluted earnings (loss) per share:
        Earnings (loss) per share                 $      0.06      $     (0.00)
                                                  -----------      -----------

        Diluted weighted average shares             3,827,000        3,612,000
                                                  -----------      -----------

The accompanying notes are an integral part of these consolidated financial statements.

         GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended May 31,
                                                                         2000            1999
                                                                     (Unaudited)      (Unaudited)
                                                                     -----------      -----------
Cash flows from operating activities:
Net income (loss)                                                    $   214,000      $    (9,000)
Adjustments to reconcile net income
      to net cash used by operating activities:
      Depreciation and amortization                                      479,000          407,000
      Equity in net income of joint venture                                   --          (12,000)
      Benefit for deferred income taxes                                 (269,000)         (56,000)
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable, net            (1,823,000)         195,000
           Decrease in costs and estimated earnings
                in excess of billings on uncompleted contracts         1,550,000        1,419,000
           Increase in prepaid expenses                                  (29,000)         (96,000)
           Increase in refundable income taxes                                --         (263,000)
           Decrease in accounts payable, trade                        (3,101,000)      (1,723,000)
           Increase in accrued payroll and expenses                      724,000          552,000
           Increase (decrease) in income taxes payable                     8,000         (311,000)
                                                                     -----------      -----------
                Net cash provided (used) by operating activities      (2,247,000)         103,000
                                                                     -----------      -----------

Cash flows from investing activities:
      Decrease in available-for-sale securities                          589,000           34,000
      Acquisition of property and equipment                             (533,000)        (525,000)
      Decrease (increase) in other assets                                  5,000          (36,000)
                                                                     -----------      -----------
                Net cash provided (used) by investing activities          61,000         (527,000)
                                                                     -----------      -----------

Cash flows from financing activities:
      Borrowings on the line of credit                                        --        2,150,000
      Payment of line of credit                                               --       (2,050,000)
      Proceeds from issuance of common stock, net                         26,000          172,000
                                                                     -----------      -----------
                Net cash provided by financing activities                 26,000          272,000
                                                                     -----------      -----------

Net decrease in cash and cash equivalents                             (2,160,000)        (152,000)
Cash and cash equivalents at beginning of year                         5,966,000          894,000
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $ 3,806,000      $   742,000
                                                                     ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000


NOTE 1 -       BASIS OF  PRESENTATION

               The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Form 10-K for the fiscal year ended February 29, 2000, as filed with the Securities and Exchange Commission on May 26, 2000. Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 2001.


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTH COMPARISON FOR FISCAL YEARS 2001 AND 2000

- NET REVENUES. The Company's net revenues for the three months ended May 31, 2000 increased by approximately $ 645,000 (6.0%) compared with the corresponding period in the prior fiscal year. Increased volume and services was offset by management's decision to discontinue operations for our Information Systems Division, lower prices due to competitive market conditions and the write-off of approximately $110,000 of unbillable cost in excess of a lump sum site development contract amount.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended May 31, 2000 increased by $271,000 (3.4%) compared with the corresponding period in the prior fiscal year. The increase in salaries and related costs is attributable primarily to annual salary increases and fringe benefit expenses. The increase was offset by approximately $185,000 in lower salaries and related costs due to the closing of the Atlanta office in the first quarter of last year and lower Incentive Compensation Plan expense compared to the comparable period last year.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 31, 2000 increased by approximately $34,000 (1.2%) compared with the prior year. The increase in general and administrative expenses is attributable to approximately $135,000 in estimated cost to discontinue GZA's operation of its Dallas office and $241,000 in cost associated with activities of the Board-appointed Special Committee to consider the acquisition of all the outstanding shares of GZA by Futureco Environmental, Inc., a privately-held company organized by certain members of GZA's senior management. The Special Committee is also evaluating other strategic alternatives that may be available to the Company. Additional Special Committee expenses will be expended in future periods.

         The increase in expenses was offset by a reduction in bad debt reserves, lower technical equipment cost and a reduction in general and administrative expenses of $305,000 in fiscal 2001 from closing the Atlanta office in the first quarter of fiscal 2000.

         Management estimates that costs of administration, salary, severance, stay bonus payments, office lease cost and client contractual obligations, generated by the Information Services Division, will exceed net revenues by approximately $120,000 to $355,000 through the end of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         For the three month period ended May 31, 2000, $ 2,247,000 of net cash was used by operations, whereas for the three month period ended May 31, 1999 $103,000 of net cash was provided by operations. The $2,350,000 decrease in fiscal 2001 is due primarily to the increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

         The Company made capital expenditures of approximately $533,000 and $525,000 for the first three months of fiscal 2001 and 2000, respectively.

         The Company's working capital increased from $18,776,000 at February 29, 2000 to $18,959,000 at May 31, 2000.

         At May 31, 2000, the Company had cash on hand and cash equivalents of $3,806,000 and short-term investments of $3,237,000 compared with $5,966,000 and $3,829,000 respectively, at February 29, 2000. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.


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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

The Company is party to several legal proceedings arising in the normal course of business. Management believes that the outcome of these actions will not, individually or in the aggregate, have material adverse effects on the financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3.1      Restated Certificate of Incorporation of the Company (1)

         3.3      Amended and Restated By-Laws of the Company (2)

         27       Financial Data Schedule for the period ended May 31, 2000.

(B)      REPORTS ON FORM 8-K

         The Company did not file any report on Form 8-K during the three-month period ended May 31, 2000.




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



                                      GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.



Date: July 17, 2000                               /s/ Joseph P. Hehir
                                        ----------------------------------------
                                        JOSEPH P. HEHIR, Chief Financial Officer
                                        and Treasurer (Chief Accounting Officer)