Form 10-Q
period 2000-08-31
GZA GEOENVIRONMENTAL TECHNOLOGIES INC
filed 2000-10-16
CIK 852004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended .... August 31, 2000.............................

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to............................
Commission file number 0-17882

                     GZA Geoenvironmental Technologies, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    04-3051642
   ------------------------------------             --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

           320 Needham Street, Newton Upper Falls, Massachusetts 02464
      --------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                 (617) 969-0050
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of Shares of Common Stock outstanding at September 30, 2000 4,244,644
                                                                   ---------

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

-        Consolidated Balance Sheets -
         August 31, 2000 (unaudited) and February 29, 2000                     3

-        Consolidated Statements of Operations and Comprehensive Income -
         (unaudited) Three and Six Months Ended  August 31, 2000 and 1999      4

-        Consolidated Statements of Cash Flows - (unaudited)
         Six Months Ended August 31, 2000 and 1999                             5

-        Notes to Consolidated Financial Statements - (unaudited)              6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7 - 8


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                    10

Item 6   Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

PART 1:  FINANCIAL INFORMATION
 ITEM 1:  FINANCIAL STATEMENTS

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS

                                                                           AUGUST 31,     FEBRUARY 29,
                                                                             2000            2000
                                                                         ------------    ------------
                         ASSETS                                           (unaudited)
Current assets:
   Cash and cash equivalents                                             $  4,880,000    $  5,966,000
   Available-for-sale securities                                            3,112,000       3,829,000
   Accounts receivable, net                                                16,405,000      13,924,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts, net                                            6,864,000       5,669,000
   Prepaid expenses and other current assets                                  259,000         215,000
   Deferred income taxes                                                    1,747,000       1,399,000
                                                                         ------------    ------------
         Total current assets                                              33,267,000      31,002,000
Property and equipment, net                                                 5,145,000       5,973,000
Investments in real estate                                                    457,000         501,000
Investment in net assets of and advances to equity affiliate                  670,000              --
Other assets, net                                                             854,000         883,000
                                                                         ------------    ------------
         Total assets                                                    $ 40,393,000    $ 38,359,000
                                                                         ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                               $  4,336,000    $  6,516,000
   Accrued payroll and expenses                                             5,191,000       3,958,000
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                              3,113,000       1,539,000
   Income taxes payable                                                       457,000         213,000
                                                                         ------------    ------------
         Total current liabilities                                         13,097,000      12,226,000
Deferred income taxes                                                         546,000         516,000
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized - 1,000,000 shares;
      issued and outstanding - none
   Common stock, $.01 par value; authorized - 14,000,000 shares;
      issued and outstanding (including treasury shares) - 4,205,122
      at August 31, 2000 and 4,134,999 at February 29, 2000                    42,000          41,000
   Capital in excess of par value                                          15,159,000      14,892,000
   Accumulated other comprehensive (loss)                                     (26,000)        (51,000)
   Retained earnings                                                       14,017,000      13,177,000
                                                                         ------------    ------------
         Subtotal                                                          29,192,000      28,059,000

   Less: Common stock held in treasury, at cost (500,000 shares)           (2,442,000)     (2,442,000)
                                                                         ------------    ------------
         Total liabilities and stockholders' equity                      $ 40,393,000    $ 38,359,000
                                                                         ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                    THREE MONTHS ENDED AUGUST 31,         SIX MONTHS ENDED AUGUST 31,
                                                       2000              1999              2000              1999
                                                    (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                    ------------      ------------      ------------      ------------
Revenues                                            $ 21,481,000      $ 17,055,000      $ 39,160,000      $ 32,587,000
Subcontractor costs and other direct expenses          9,751,000         5,724,000        16,101,000        10,572,000
                                                    ------------      ------------      ------------      ------------
          Net revenues                                11,730,000        11,331,000        23,059,000        22,015,000

Costs and expenses:
     Salaries and related costs                        8,308,000         8,013,000        16,607,000        16,042,000
     General and administrative expenses               2,641,000         2,580,000         5,416,000         5,321,000
                                                    ------------      ------------      ------------      ------------
     Income from operations,
          before other income and taxes                  781,000           738,000         1,036,000           652,000
                                                    ------------      ------------      ------------      ------------

Other income (expense)
     Interest income                                     107,000            56,000           210,000           119,000
     Equity in net income of joint venture               171,000                --           171,000            12,000
     Interest expense                                         --            (5,000)           (1,000)          (10,000)
                                                    ------------      ------------      ------------      ------------
     Total other income, net                             278,000            51,000           380,000           121,000
                                                    ------------      ------------      ------------      ------------

Income from operations before
     provision for income taxes                        1,059,000           789,000         1,416,000           773,000

Provision for income taxes                               434,000           316,000           576,000           309,000
                                                    ------------      ------------      ------------      ------------
Net income                                          $    625,000      $    473,000      $    840,000      $    464,000
Other comprehensive income-change in
     unrealized gains (losses) on securities             (20,000)          (20,000)          (40,000)          (40,000)
                                                    ------------      ------------      ------------      ------------

Comprehensive income                                $    605,000      $    453,000      $    800,000      $    424,000
                                                    ============      ============      ============      ============

Basic earnings per share:
     Earnings per share                             $       0.17      $       0.13      $       0.23      $       0.13
                                                    ------------      ------------      ------------      ------------

     Basic weighted average shares                     3,705,000         3,689,000         3,691,000         3,673,000
                                                    ------------      ------------      ------------      ------------

Diluted earnings per share:
     Earnings per share                             $       0.16      $       0.13      $       0.22      $       0.13
                                                    ------------      ------------      ------------      ------------

     Diluted weighted average shares                   3,905,000         3,689,000         3,873,000         3,673,000
                                                    ------------      ------------      ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended August 31,
                                                                       2000             1999
                                                                   (unaudited)      (unaudited)
                                                                   ------------     ------------
Cash flows from operating activities:
Net income                                                         $   840,000      $   464,000
Adjustments to reconcile net income
     to net cash used by operating activities:
     Depreciation and amortization                                   1,008,000          899,000
     Equity in net income of joint venture                            (171,000)         (12,000)
     Decrease in accounts payable, trade                            (2,180,000)      (2,520,000)
     Benefit for deferred income taxes                                       -          109,000
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net            (2,481,000)         378,000
         Decrease in costs and estimated earnings
              in excess of billings on uncompleted contracts           379,000        3,106,000
         Increase in prepaid expenses                                  (44,000)         (78,000)
         Increase in refundable income taxes                                 -         (117,000)
         Prepaid income taxes                                         (318,000)               -
         Increase in accrued payroll and expenses                    1,225,000          807,000
         Increase (decrease) in income taxes payable                   244,000         (311,000)
                                                                   -----------      -----------
              Net cash provided (used) by operating activities      (1,498,000)       2,725,000
                                                                   -----------      -----------

Cash flows from investing activities:
      Decrease (increase) in available-for-sale securities             742,000          (65,000)
      Acquisition of property and equipment                           (638,000)        (800,000)
      Investment in real estate                                         44,000                -
      Decrease (increase) in other assets                               (4,000)        (374,000)
                                                                   -----------      -----------
              Net cash provided (used) by investing activities         144,000       (1,239,000)
                                                                   -----------      -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                       268,000          197,000
                                                                   -----------      -----------
              Net cash provided by financing activities                268,000          197,000
                                                                   -----------      -----------

Net increase (decrease) in cash and cash equivalents                (1,086,000)       1,683,000
Cash and cash equivalents at beginning of year                       5,966,000          894,000
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $ 4,880,000      $ 2,577,000
                                                                   ===========      ===========

Non-cash investing activities:
      Reclass of assets held in joint venture                      $   490,000      $         -

              The accompanying notes are an integral part of these
                       consolidated financial statements

              GZA GEOENVIRONMENTAL TECHNOLOGIES, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000

NOTE 1 -  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of GZA GeoEnvironmental Technologies, Inc. and Affiliate (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements are omitted. It is the opinion of management that the accompanying consolidated financial statements reflect all adjustments (which are normal and recurring) considered necessary for fair presentation. For further information refer to the audited financial statements and footnotes included in the Company's Form 10-K for the fiscal year ended February 29, 2000, as filed with the Securities and Exchange Commission on May 26, 2000. Operating results for the six months ended August 31, 2000 are not necessarily indicative of the results that may be expected for succeeding periods or for the year ending February 28, 2001.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTH COMPARISON FOR FISCAL YEARS 2001 AND 2000

- NET REVENUES. The Company's net revenues for the three months ended August 31, 2000 increased by approximately $399,000 (3.5%) compared with the corresponding period in the prior fiscal year. The increase reflects a $554,000 (5.1%) increase in demand for services in the Northeast and Great Lakes Regions which were offset by a $154,000 decrease in services as the result of management's decision to close the Atlanta and Dallas offices and discontinue the Information System Division operations.

- SALARIES AND RELATED COSTS. Salaries and related costs for the three months ended August 31, 2000 increased by $295,000 (3.7%). The salaries and related costs increase is attributable to a $605,000 (8.2%) increase in annual salary and fringe benefit costs for continuing operations. The increase was offset by approximately $310,000 in decreased salaries and related cost from closed operations.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for three months ended August 31, 2000 increased by $61,000 (2.4%) compared with the corresponding period in the prior fiscal year. The increase includes approximately $67,000 in cost attributable to the activities associated with the Board-appointed Special Committee to consider the acquisition of all outstanding shares of GZA by Futureco Environmental, Inc. a privately-held company organized by certain members of GZA's senior management. Additional Special Committee expenses will be incurred in future periods.

- In December 2000 the Company plans to relocate and expand its corporate headquarters and its Massachusetts regional office in a new facility in Norwood, Massachusetts, and to relocate its laboratory operations to a new facility in Hopkinton, Massachusetts. The costs of the relocation, most of which are expected to be recorded in the quarter ending February 28, 2001 will include moving expenses of approximately $170,000, and fees of approximately $300,000 for the termination of current leases. In addition, the Company expects to expend approximately $810,000 for leasehold improvements, furniture and fixtures at the two new facilities during the next several months. The Company has executed a seven-year lease for 50,827 square feet of space for its new offices in Norwood, Massachusetts and a five-year lease for approximately 12,000 square feet of space for its new laboratory in Hopkinton, Massachusetts. The Company expects that its total annual expenditure for office rental will increase by approximately $225,000 as a result of the expansion and relocation of its corporate headquarters, its Massachusetts regional office and its laboratory operations.

     SIX MONTH COMPARISON FOR FISCAL YEARS 2001 AND 2000

- NET REVENUES. The Company's net revenues for the six months ended August 31, 2000 increased by approximately $1,044,000 (4.7%) compared with the corresponding period in the prior fiscal year. The increase reflects a $1,656,000 (8.1%) increase in demand for services in the Northeast and Great Lakes Regions which was offset by a $612,000 decrease in services as the result of management's decision to close the Atlanta and Dallas offices and discontinue the Information Systems Division operations.


- SALARIES AND RELATED COSTS. Salaries and related costs for the six months ended August 31, 2000 increased by approximately $565,000 (3.5%) compared with the corresponding period in the prior fiscal year. The increase reflects a $1,287,000 (8.8%) increase in salaries and fringe benefit costs for continuing operations. The increase was offset by a $718,000 decrease in salaries and related cost from closed and discontinued operations.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended August 31, 2000 increased by $95,000 (1.8%) compared with the corresponding period in the prior fiscal year. The increase in general and administrative expense is attributable to approximately $135,000 in cost to discontinue GZA's operations of its Dallas Office and approximately $272,000 in costs associated with activities of the Board-appointed Special Committee considering the acquisition of all outstanding shares of GZA by Futureco Environmental, Inc. Additional Special Committee expenses will be incurred in future periods.

     The increase in expenses was offset by a reduction in bad debt reserves, lower technical equipment cost and a reduction in general and administrative expenses of $305,000 in fiscal 2001 from closing the Atlanta office in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month period ended August 31, 2000, $1,498,000 of net cash was used by operations versus $ 2,725,000 provided by operations for the six month period ended August 31, 1999. The decrease is due to the increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Management expects cash flow improvements from operating activities in subsequent quarters.

     The Company made capital expenditures of approximately $638,000 and $800,000 for the first six months of fiscal 2001 and 2000, respectively.

     The Company's working capital increased from $18,776,000 at February 29, 2000 to $ 20,170,000 at August 31, 2000.

     At August 31, 2000, the Company had cash on hand and cash equivalents of $4,880,000 and short-term investments of $3,112,000 compared with $ 5,966,000 and $3,829,000 respectively, at February 29, 2000. These investments consist primarily of tax-exempt municipal bonds, taxable U.S. Treasury Notes and other bonds and commercial paper. The Company believes that its cash and cash equivalents and future cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     2.1 Agreement and Plan of Merger dated as of August 16, 2000 among GZA GeoEnvironmental Technologies, Inc., Future Environmental, Inc., and GeoEnvironmental Acquisitions, Inc. (1)

     3.1  Restated Certificate of Incorporation of the Company (2)

     3.3  Amended and Restated By-Laws of the Company (3)

     27   Financial Data Schedule for the period ended August 31, 2000.

(b)  REPORTS ON FORM 8-K

     On August 23, 2000, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K which attached, as Exhibit 99 a press release dated August 17, 2000 in which the Company announced that it had executed an Agreement and Plan of Merger with Futureco Environmental, Inc. ("Futureco") and a wholly owned subsidiary of Futureco, pursuant to which Futureco would acquire all the outstanding shares of the Company's common stock that Futureco does not own or have the rights to acquire for cash consideration consisting of $6.40 per share (the "Merger").

     On September 19, 2000, the Company filed with the Commission a Rule 13-E Transaction Statement on Schedule 13E-3 (the "Schedule 13E-3") with respect to the proposed Merger, and preliminary proxy materials for a special meeting of stockholder (the "Stockholder Meeting") to be held on November 9, 2000 to consider and approve the Merger. On September 23, 2000, the Company announced in a press release that its Board of Directors had postponed the Stockholder Meeting until mid to late December 2000, to accommodate review by the Commission of the preliminary proxy materials and the Schedule 13E-3 filed by the Company with the Commission on September 19, 2000, and to provide sufficient time for stockholder evaluation of the Merger. The Company expects to receive the comments of the Commission staff on the preliminary proxy materials and Schedule 13E-3 on or about October 19, 2000.

(1) Incorporated by reference to Appendix A to the Company's Preliminary Proxy Statement filed with the Commission on September 19, 2000.

(2) Incorporated by reference to the similarly numbered exhibit included in the Company's Form S-1 Registration Statement, File No. 33-29369, filed with the Commission on June 16, 1989.

(3) Incorporated by reference to the similarly numbered exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Commission on June 12, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GZA GEOENVIRONMENTAL TECHNOLOGIES, INC.


Date: October 16, 2000                  /s/ Joseph P. Hehir
                                       -----------------------------------------
                                       JOSEPH P. HEHIR, Chief Financial Officer
                                       and Treasurer (Chief Accounting Officer)